Form 10KSB/A
period 1994-09-30
LEE PHARMACEUTICALS
filed 1995-04-12
CIK 58411

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

                               AMENDMENT NUMBER 1

(MARK ONE)

          [ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                 FOR THE FISCAL YEAR ENDED SEPTEMBER, 30, 1994

          [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)


                          COMMISSION FILE NUMBER 1-7335

                               LEE PHARMACEUTICALS
                               -------------------
                 (Name of small business issuer in its charter)

               CALIFORNIA                              95-2680312
               ----------                              ----------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

1444 SANTA ANITA AVENUE, SOUTH EL MONTE, CALIFORNIA       91733
- ---------------------------------------------------       -----
     (Address of principal executive offices)          (Zip code)


                   ISSUER'S TELEPHONE NUMBER:  (818) 442-3141
                                               --------------

          SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT

                                                  Name of Each Exchange
           Title of Each Class                     on Which Registered
           -------------------                     -------------------
      Common stock, par value $.10            American Stock Exchange, Inc.
                per share


SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE EXCHANGE ACT:  NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   -----  -----
   -----  -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:  $11,915,000 Gross

As of the close of business on November 30, 1994 the aggregate market value of Lee Pharmaceuticals common stock held by nonaffiliates was $2,523,990.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, par value $.10; 4,135,162 shares outstanding as of the close of business on November 30, 1994.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                   The registrant hereby amends Items 10 & 11.

ITEM 10.  EXECUTIVE COMPENSATION.

   The following table sets forth information with respect to renumeration paid by the Company to the executive officers of the Company with total annual salary and bonus of at least $100,000 for services in all capacities while acting as officers and directors of the Company during the fiscal years ended September 30, 1994, 1993 and 1992.

                           SUMMARY COMPENSATION TABLE
                                                                LONG TERM
                                                           -------------------
                                 ANNUAL COMPENSATION       COMPENSATION AWARDS
                              ---------------------------- -------------------
Name and                                    Other Annual                            All Other
Principal Position      Year  Salary ($)  Compensation ($)     Options (#)      Compensation ($)
- ------------------      ----  ----------  ----------------     -----------      ----------------
Dr. Henry L. Lee,       1994   137,932        3,028(1)          55,000(4)             231(5)
  Chairman              1993   249,544        9,174(1)                             22,177(5)
                        1992   242,143        9,045(1)                             10,981(5)

Ronald G. Lee,          1994   206,244        3,884(2)          55,000(4)           1,909(6)
  President & Director  1993   225,852        5,464(2)                             24,464(6)
                        1992   221,830        4,806(2)                             11,546(6)

Theo. H. Dettlaff, Vice 1994   185,791                          55,000(4)           2,728(7)
  President, President  1993   209,480                                             25,569(7)
  of Consumer Pro-      1992   200,642        7,188(3)                             13,846(7)
  ducts Division &
  Director

 (1) Includes reimbursement of medical and dental expense not covered by the Company's insurance plan of $1,294 and a non-cash fringe benefit of $1,734 in 1994, $8,116 and $1,058 in 1993 and $6,297 and $2,748 in 1992,
      respectively.
 (2) Includes reimbursement of medical and dental expense not covered by the Company's insurance plan of $713 and a non-cash fringe benefit of $3,171 in 1994, $4,383 and $1,081 in 1993 and $1,329 and $3,477 in 1992,
      respectively.
 (3)  Includes a non-cash fringe benefit of $7,188 in 1992.
 (4) The Company granted 55,000 stock options on January 24, 1994 which had an option price of $1.44 at the date of grant.
 (5) Amount represents the fair market value of Company shares purchased and/or forfeitures in the Company's Employee Stock Ownership Plan and Trust.
 (6) Amount represents the fair market value of Company shares purchased and/or forfeitures in the Company's Employee Stock Ownership Plan and Trust of $349 in 1994, $22,177 in 1993 and $10,981 in 1992 and life insurance policy with an annual premium of $1,560 in 1994, $2,287 in 1993 and $565 in 1992.
 (7) Amount represents the fair market value of Company shares purchased and/or forfeitures in the Company's Employee Stock Ownership Plan and Trust of $311 in 1994, $22,177 in 1993 and $10,981 in 1992 and life insurance policy with an annual premium of $2,417 in 1994, $3,392 in 1993 and $2,865 in 1992.

      Each of the directors of the Company who is not employed by the Company receives a director's fee of $750 for each quarter and $500 for each meeting of the Board of Directors attended.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS
- --------------------------------------------------------------------------------

                                  % of Total
                                Options Granted
                    Options     to employees in   Exercise of Base   Expiration
Name              Granted (#)     Fiscal Year      Price ($/Share)      Date
- ----              -----------     -----------      ---------------      ----
Henry L. Lee         55,000            27               1.44           1/23/99
Ronald G. Lee        55,000            27               1.31           1/23/99
Theo. H. Dettlaff    55,000            27               1.31           1/23/99

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                              Number of
                                                             Unexercised
                                                             Options at
                                                         Fiscal Year End (#)
                                                            Exercisable/
Name                                                        Unexercisable
- ----                                                        -------------
Henry L. Lee                                                78,667/74,333
Ronald G. Lee                                               78,667/74,333
Theo. H. Dettlaff                                           78,667/74,333

                     EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

     The Company established an Employee Stock Ownership Plan and Trust ("Plan") effective December 1, 1985. The Plan is a tax-qualified employee stock ownership plan which is designed to invest primarily in the common stock of the Employer for the benefit of the employees and their beneficiaries.

     The benefits provided by the Plan are paid for entirely by the Employer. The Employer contributions are used to purchase the common stock of the Employer, which is credited to the individual accounts maintained for each participant. In addition to providing an opportunity for employees to participate in the Employer's growth through stock ownership and to provide funds for employees' retirement, the Plan is designed to be available as a technique of corporate finance to the Employer.

     All employees who had completed at least a six-month period of service with the Employer as of the effective date of this Plan (December 1, 1985) became participants in the Plan as of such date. Every other employee will become a participant in the Plan as of the first day of the month coinciding with or next following the date upon which he completes a six-month period of service provided that he is employed by the Employer on such date.

     The Employer makes contributions only on behalf of the participants who are employed by it on the last day of each Plan year, September 30. Contributions made on behalf of the employees will not be taxable to them until the time benefits are actually paid to them.

     Effective October 1, 1989, the Plan consists of two (2) parts: Plan A, a stock bonus plan, and Plan B, a money purchase pension plan. The Company's Board of Directors determines the amount to be contributed annually to Plan A up to a maximum of fifteen percent (15%) participant compensation for the Plan year (October 1 through September 30). The contribution under Plan B is a non-discretionary amount equal to ten percent (10%) of participant compensation for the Plan year. The contribution by the Company to the Trust for any single Plan year cannot exceed twenty-five percent (25%) of the total compensation paid to Plan participants for the year.

     Company contributions are allocated to each Participant's Company Contribution Account in the proportion that his compensation for the Plan year bears to the total compensation paid to all participants for the Plan year. Forfeitures which arise under Plan A are allocated to the accounts of the other participants at the end of the Plan year during which the forfeitures arise due to termination of employment in the same manner as Company contributions are allocated. Forfeitures which arise under Plan B are used to offset the Company's required contribution under Plan B.

     The term "vested" as applied in the context of employee benefit plans refers to that portion of a participant's accounts which has become nonforfeitable because the participant has accrued a certain number of period-of-service credits. If a participant reaches normal retirement age (age 65), becomes permanently disabled, dies or retires at age 65, his interest in his accounts becomes immediately 100% vested, i.e. nonforfeitable.

     The Plan has been amended to conform with the requirements of the Tax Reform Act of 1986 and effective October 1, 1989, the vesting schedule of the Plan is as follows:

             PERIOD OF SERVICE                    VESTED PERCENTAGE

             Less than 3 years                            0%
                       3 years                           20%
                       4 years                           40%
                       5 years                           60%
                       6 years                           80%
                       7 years                          100%

     The following tabulation shows the interest in the Plan and vesting percentages of the officers who are named in the Cash Compensation Table and all executive officers as a group as of September 30, 1994.

                                              INTEREST IN THE PLAN

                                SHARES OF             CASH              VESTED
          NAME                 COMMON STOCK          AMOUNT           PERCENTAGE
Henry L. Lee                      66,286            $ 9,058              100%
Theo. H. Dettlaff                 64,937            $ 9,100              100%
Ronald G. Lee                     63,878            $ 8,850              100%
Michael L. Agresti                28,900            $ 4,046              100%
All executive officers           224,001            $31,054              100%
   as a group (4 persons)

     Effective July 1, 1993, the plan was amended for a second time. On June 30, 1993 Plan B was canceled; therefore, all participants became 100% vested, in Plan B only, effective July 1, 1993. No contribution was made to Plan A or B for the period October 1, 1993 through September 30, 1994.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the only person who, as of December 31, 1994, was known to the Company to be beneficial owner of more than five percent of the Company's Common Stock:

                      NAME AND ADDRESS              AMOUNT AND NATURE      PERCENTAGE
     TITLE OF CLASS   OF BENEFICIAL OWNER        OF BENEFICIAL OWERSHIP     OF CLASS
     Common Stock     Dr. Henry L. Lee             543,787 shares (1)         13%
                      1444 Santa Anita Avenue
                      South El Monte, CA 91733

(1) Includes 52,000 shares of the Company's common stock which Dr. Lee holds as trustee for the benefit of certain family members. He has the right to vote such shares but otherwise disclaims beneficial ownership. Also, includes 78,667 shares subject to options exercisable at or within 60 days after December 31, 1994 and 66,286 shares held under the Company's Employee Stock Ownership Plan and Trust ("Plan").

     The following table sets forth the ownership of the Company's Common Stock by its directors and its officers and directors as a group.

                         NAME OF                       AMOUNT AND NATURE        PERCENTAGE
     TITLE OF CLASS      BENEFICIAL OWNER           OF BENEFICIAL OWNERSHIP      OF CLASS
     Common Stock        Dr. Henry L. Lee                543,787(2)(3)             13%
     Common Stock        Ronald G. Lee                   152,745(2)(3)              4%
     Common Stock        Theo. H. Dettlaff               143,636(2)(3)              3%
     Common Stock        Michael L. Agresti               82,352(2)(3)              2%
     Common Stock        Dennis F. Holt                    5,000(3)                  *
     Common Stock        Dr. Charles R. Plott              5,000(3)                  *
     Common Stock        William M. Caldwell IV            5,000(3)                  *
                         All officers and directors
                          as a group (7 persons)         937,520(2)(3)             21%

(2)  Includes shares held under the Plan.
(3) Includes shares subject to options exercisable at or within 60 days after December 31, 1994.
*  less than 1%

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LEE PHARMACEUTICALS



Date:  April 13, 1995              By:  Henry L. Lee, Jr.
     -------------------------        -----------------------------------------
                                        Henry L. Lee, Jr.
                                        Chairman of the Board
                                        (Principal Executive Officer)

Date:  April 13, 1995              By:  Michael L. Agresti
     -------------------------        -----------------------------------------
                                        Michael L. Agresti
                                        Vice President - Finance
                                        (Principal Financial and Accounting
                                          Officer)