Form 10QSB
period 1995-03-31
LEE PHARMACEUTICALS
filed 1995-05-15
CIK 58411

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         March  31,  1995
                              -------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________


Commission file number        1-7335
                      --------------------

                               LEE PHARMACEUTICALS
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

         California                                            95-2680312
- -------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

            1444 Santa Anita Avenue, South El Monte, California 91733
            ---------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (818) 442-3141
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

     As of March 31, 1995 there were outstanding 4,135,162 shares of common stock of the registrant.

     Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

                              LEE PHARMACEUTICALS
                                 BALANCE SHEET
                                MARCH 31, 1995
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                       ASSETS

Cash                                                                      $   33

Accounts and notes receivable (net of allowances: $498)                    1,642

Inventories:
   Raw materials                                              $2,243
   Work in process                                               548
   Finished goods                                                471
                                                              ------
   Total inventories                                                        3,262

Other current assets                                                          803
                                                                           ------
   Total current assets                                                     5,740

Property, plant and equipment (less
   accumulated depreciation and
   amortization: $6,607)                                                      659

Goodwill and other assets, net of
   accumulated amortization                                                 1,460
                                                                           ------
      TOTAL                                                                $7,859
                                                                           ======



                      See notes to financial statements.

                              LEE PHARMACEUTICALS
                                 BALANCE SHEET
                                MARCH 31, 1995
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                 LIABILITIES

Bank overdraft                                                     $   46
Accounts payable                                                    1,580
Accounts payable, related party                                       321
Notes payable, other                                                  100
Customer advances and deposits                                        202
Accrued salaries and wages                                             42
Other accrued liabilities                                             588
Deferred income                                                        65
                                                                   ------
      Total current liabilities                                     2,944
                                                                   ------
Long term notes payable to related parties                          3,441
                                                                   ------
Other long term notes payable                                         410
                                                                   ------
Deferred income                                                       305
                                                                   ------

         STOCKHOLDERS' EQUITY

Common stock--authorized, 7,500,000 shares of
  $.10 par value each; issued and outstanding,
  4,135,162 shares.                                                   413

Additional paid-in capital                                          4,222
Retained deficit                                                   (3,876)
                                                                   ------
      Total stockholders' equity                                      759
                                                                   ------
            TOTAL                                                  $7,859
                                                                   ======

                      See notes to financial statements.

                              LEE PHARMACEUTICALS

                           STATEMENTS OF OPERATIONS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                          ENDED MARCH 31,          ENDED MARCH 31,

                                        1995         1994         1995        1994
                                     -----------  -----------  ----------- -----------
                                     (UNAUDITED)  (UNAUDITED)  (UNAUDITED) (UNAUDITED)
Gross revenues                          $2,885       $3,434       $5,386      $6,233
Less: Sales returns                       (597)        (247)        (682)       (638)
      Cash discounts and others            (21)         (24)         (41)        (39)
                                        ------       ------       ------      ------
Net revenues                             2,267        3,163        4,663       5,556
                                        ------       ------       ------      ------
Costs and expenses:

    Cost of sales                        1,160        1,363        2,084       2,522
    Selling and advertising expense      1,182        1,383        2,189       2,608
    General and administrative expense     412          441          792         859
                                        ------       ------       ------      ------

Total costs and expenses                 2,754        3,187        5,065       5,989
                                        ------       ------       ------      ------

Loss from operations                      (487)         (24)        (402)       (433)

Other income                                30           29           48          48
                                        ------       ------       ------      ------

Net (loss) income                       $ (457)      $    5       $ (354)     $ (385)
                                        ======       ======       ======      ======

Per share:

    Net (loss) income                   $ (.11)      $  .00       $ (.09)     $ (.09)
                                        ======       ======       ======      ======


                      See notes to financial statements.

                             LEE PHARMACEUTICALS
                           STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                             FOR THE SIX MONTHS
                                                               ENDED MARCH 31,

                                                              1995         1994
                                                           -----------  -----------
                                                           (UNAUDITED)  (UNAUDITED)
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . .    $(354)       $(385)
                                                              -----        -----
 Adjustments to reconcile net income to net
  cash used in operating activities:
 Depreciation. . . . . . . . . . . . . . . . . . . . . . .      137          214
 Amortization. . . . . . . . . . . . . . . . . . . . . . .      143           53
 Amortization of deferred income . . . . . . . . . . . . .      (32)         (32)
 (Gain) on disposal of property, plant, and equipment. . .      (11)          --
 (Increase) in accounts receivable . . . . . . . . . . . .     (710)        (543)
 Decrease in inventories . . . . . . . . . . . . . . . . .      254          145
 Decrease (increase) in other current assets . . . . . . .       86         (176)
 (Increase) in other assets. . . . . . . . . . . . . . . .     (372)          --
 Increase in accounts payable. . . . . . . . . . . . . . .      302          481
 Increase (decrease) in accounts payable related party . .      156         (231)
 Increase (decrease) in customer advances and deposits . .      176          (88)
 (Decrease) in accrued salaries and wages. . . . . . . . .       (6)         (12)
 (Decrease) in other accrued liabilities . . . . . . . . .      (37)        (150)
 Increase in deferred income . . . . . . . . . . . . . . .       --          164
                                                              -----        -----
 Total adjustments . . . . . . . . . . . . . . . . . . . .       86         (175)
                                                              -----        -----
 Net cash (used in) operating activities . . . . . . . . .     (268)        (560)
                                                              -----        -----

Cash flows from investing activities:
 Purchase of certain assets from The Fleetwood Company. . .     (66)          --
 Purchase of certain assets from Alivio Products Inc. . . .     (28)          --
 Purchase of certain assets from Medtech Laboratories, Inc.      --         (100)
 Proceeds from sale of equipment. . . . . . . . . . . . . .      11           --
 Purchase of property, plant and equipment. . . . . . . . .     (52)        (190)
                                                              -----        -----

 Net cash (used in) investing activities. . . . . . . . . .    (135)        (290)
                                                              -----        -----

Cash flows from financing activities:
 Payments on other notes payable. . . . . . . . . . . . . .      (4)          (6)
 Proceeds from bank loan. . . . . . . . . . . . . . . . . .      --            4
 Increase in bank overdraft . . . . . . . . . . . . . . . .      46          191
 Proceeds from notes payable to related parties . . . . . .     288          410
                                                              -----        -----

   Net cash provided by financing activities. . . . . . . .     330          599
                                                              -----        -----

Net (decrease) in cash. . . . . . . . . . . . . . . . . . .     (73)        (251)
Cash at beginning of period . . . . . . . . . . . . . . . .     106          292
                                                              -----        -----

Cash at end of period . . . . . . . . . . . . . . . . . . .   $  33        $  41
                                                              =====        =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

 Interest . . . . . . . . . . . . . . . . . . . . . . . . .   $  87        $  86
                                                              =====        =====


                      See notes to financial statements.

   NOTES TO FINANCIAL INFORMATION

1. Basis of presentation:

   The accompanying balance sheet as of March 31, 1995, and the statements of operations and cash flows for the periods ended March 31, 1995, and 1994, have not been audited by independent accountants but reflect all adjustments, consisting of any normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for such periods. The results of operations for the three months and six months ended March 31, 1995, are not necessarily indicative of results to be expected for the year ending September 30, 1995. This is as a result of a number of factors including the seasonal nature of the market for a number of the Company's products.

   Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

   The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1994.

   The Company is involved in various matters involving environmental cleanup issues. SEE "Item 2. Management's Discussion and Analysis or Plan of Operations" and Note 10 of Notes to Financial Statements included in the Company's Form 10-KSB for the fiscal year ended September 30, 1994. The ultimate outcome of these matters cannot presently be determined. Accordingly, no provision for any loss that may result from the resolution of these matters has been made in the accompanying financial statements.

2. Net income (loss) per share:

   Net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents are included in these calculations where their effect on net income per share is dilutive. The weighted average number of shares was 4,135,162 for all periods presented.

3. Acquisition:

   In October, 1994, the Company finalized the agreement reached on August 31, 1994, to purchase certain assets of the "WATE-ON-Registered Trademark-" and "SUPER WATE-ON-Registered Trademark-" line of nutritional products from The Fleetwood Company for approximately $67,000 in cash. In addition, the Company remitted $100,000 to the seller which was due upon closing. A royalty agreement was entered into whereby the Company is required to remit approximately $6,900 per month for thirty-six months. The royalty amount is to be expensed over the length of the agreement which expires on August 31, 1999.

   In October, 1994, the Company finalized the agreement reached on August 31, 1994, to purchase certain assets of the Aloe E and Aloe 99 line of aloe vera products from Alivio Products, Inc. for approximately $50,000 in cash. A royalty agreement was entered into whereby the Company is required to remit $120,000 payable over twelve (12) months commencing on September 30, 1994.

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   MATERIAL CHANGES IN RESULTS OF OPERATIONS
   THREE MONTHS ENDED MARCH 31, 1995, AND MARCH 31, 1994

   Gross revenues decreased by 16% from $3,434,000 in the quarter ended
   March 31, 1994, to $2,885,000 in the quarter ended March 31, 1995. The decline in gross revenues was attributed to lower sales of the Company's nail products. The reduced sales volume was due to contracting inventory levels by the retailers and an overall decline in the nail extender market. The reduction in gross revenues was partially offset by sales of the newly acquired over-the-counter brand WATE-ON-Registered Trademark- and SUPER WATE-ON-Registered Trademark- plus increased sales volume in one of our previously acquired personal care brands.

   Also, the Company's sales returns for the quarter increased $350,000 or 142% in the quarter ended March 31, 1995, when compared to the quarter ended March 31, 1994. The increased returns were partially due to the shrinking of the shelf space, by our major retail customers, allocated to our major product category--Lee nail care products. Also, the continued consolidation of our retail customers via the route of mergers has had a definite impact on the level of returns.

   Cost of sales was a constant 40% of gross revenues when comparing the quarters ended March 31, 1995, and March 31, 1994. The Company is consolidating its manufacturing area within fewer facilities. This should allow the Company to operate more efficiently while utilizing reduced facilities.

   Selling and advertising expenses were lower by $201,000 when comparing the three months ended March 31, 1995, with the three months ended March 31, 1994. The reduction of expenses were primarily the result of overall payroll and related fringe benefit costs reductions due to a cutback of staff personnel. In addition, the advertising and promotion expenditures declined in the current quarter ending March 31, 1995, versus the comparative quarter ending March 31, 1994.

   General and administrative expenses remained relatively constant, $412,000 compared to $441,000, for the quarters ended March 31, 1995, versus March 31, 1994, respectively.

   MATERIAL CHANGES IN RESULTS OF OPERATIONS
   SIX MONTHS ENDED MARCH 31, 1995, AND MARCH 31, 1994

   Gross revenues for the six months ended March 31, 1995, were $5,386,000, a decrease of approximately $847,000 or 14% from the comparable six month period ended March 31, 1994. The decline in gross revenues was due to lower sales of the Company's nail extender products. The reduced sales volume was due to contracting inventory levels by the retailers and an overall decline in the marketplace for nail extender items. Net revenues for the six months ended March 31, 1995, were $4,663,000, a decrease of $893,000 or 16%, from the comparable six month period ended March 31, 1994.

   Cost of sales as a percentage of gross revenues for the six months ended March 31, 1995, as compared to the six month period ended March 31, 1994, was relatively constant, 39% versus 40%, respectively.

   Selling and advertising expenses decreased $419,000 or 16% when comparing the six months ended March 31, 1995, with the six months ended March 31, 1994. The reduction of costs occurred in several major expense classifications, namely; payroll and related fringe benefits, cutback of staff personnel, and advertising/promotion costs.

   General and administrative expenses decreased $67,000 (8%) to $792,000 for the six month period ended March 31, 1995, as compared to $859,000 for the six month period ended March 31, 1994. A reduction in staff personnel explains the reduction in expenditures.

   LIQUIDITY AND CAPITAL RESOURCES

   During the six months ended March 31, 1995, working capital decreased to $2,796,000 from $3,042,000 at September 30, 1994. The Company's current ratio at March 31, 1995, was 1.9 to 1 compared to 2.3 to 1 at September 30, 1994.

   Management believes that the current level of sales and working capital will allow it to meet its short term obligations on a current basis.

   ENVIRONMENTAL MATTERS

   The Company owns a manufacturing facility located in South El Monte, California. The California Regional Water Quality Control Board (The "RWQCB"), has alleged that the soil and shallow ground water at the site are contaminated. On August 12, 1991, the Board issued a "Cleanup and Abatement Order" directing the Company to conduct further testing and cleanup the site. The Company did not complete the testing, and in June, 1992, the RWQCB requested that the EPA evaluate the contamination and take appropriate action. At the EPA's request, Ecology & Environment, Inc. conducted an investigation of soil and ground water on the Company's property. Ecology & Environment Inc.'s Final Site Assessment Report, which was submitted to the EPA in June, 1994, did not rule out the possibility that some of the contamination originated on-site, and resulted from either past or current operations on the property. While the Company may be liable for all or part of the costs of remediating the contamination on its property, the remediation cost is not known at this time. The EPA has not taken any further action in this matter, but may do so in the future.

   The tenants of nearby properties upgradient have sued the Company alleging that hazardous material from the Company's property caused contamination on the properties leased by the tenants. The Company does not believe there is any basis for the allegations and is vigorously defending the lawsuit.

   The Company's South El Monte manufacturing facility is also located over a large area of possibly contaminated regional groundwater which is part of the San Gabriel Valley Superfund site. The Company has not been notified that it is a potentially responsible party ("PRP") for the contamination, but may be in the future. The cost of any cleanup of the groundwater is not known at this time. In September, 1992, EPA announced that the levels of contamination in the Whittier Narrows area of the superfund site were sufficiently low and that it was not planning a cleanup at this time, but rather would continue to monitor the ground water for an indefinite period. The Company's property is adjacent to the Whittier Narrows area. Except as described above, it is not clear what action the EPA will take with respect to the Company's property.

   The City of South El Monte, the city in which the Company has its manufacturing facility, is located in the San Gabriel Valley. The San Gabriel Valley has been declared a Superfund site, chiefly because of chlorinated solvents released onto and into the vadose soil and ground water by various manufacturing companies during World War II and in subsequent decades, until the presence and persistence of these solvents was recognized and they were declared to be environmentally hazardous and subject to cleanup work.

   The Company believes that the City of South El Monte does not appear to be located over any of the major plumes. However, the EPA recently announced it is studying the possibility that, although the vadose soil and ground water, while presenting cleanup problems, there may be a contamination by DNAPs (dense non-aqueous phase liquids), i.e., "sinkers", usually chlorinated organic cleaning solvents. The EPA has proposed to drill six "deep wells" throughout the City of South El Monte at an estimated cost of $1,400,000. The EPA is conferring with SEMPOA (South El Monte Property Owners Association) as to cost sharing on this project. SEMPOA has obtained much lower preliminary cost estimates. The outcome cost and exact scope of this are unclear at this time.

   The Securities and Exchange Commission has issued a formal order of investigation concerning certain matters, including the Company's environmental liabilities. The Company is cooperating with the investigation.

   At this time, the company does not have any reliable information on the likely cleanup costs of either its property or the properties that are the subject of the lawsuit described above. Thus, it cannot determine the extent, if any, of its share of liability for any such costs. The Company has been seeking reimbursement of costs from its insurance carriers who have denied reimbursement of costs, based on their review and analysis of the insurance policies, the history of the site, the nature of the claims and current court decisions in such cases.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Part I, Item 2, "Management's Discussion and Analysis or Plan of Operations -- Environmental Matters" is incorporated herein by reference. SEE ALSO "Legal Proceedings" in the Company's Form 10-KSB for the fiscal year ended September 30, 1994.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange
Acts of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  LEE PHARMACEUTICALS
                                                  -------------------
                                                      (Registrant)


Date:     MAY 11, 1995                             /s/  RONALD G. LEE
      -------------------                       -------------------------
                                                      Ronald G. Lee
                                                        President


Date:     MAY 11, 1995                           /s/ MICHAEL L. AGRESTI
      -------------------                       -------------------------
                                                    Michael L. Agresti
                                                Vice President -- Finance