Form 10QSB
period 1995-06-30
LEE PHARMACEUTICALS
filed 1995-08-11
CIK 58411

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          June 30, 1995
                                    -------------------------------------------
                                             OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from               to
                              ---------------   --------------------------------








Commission file number                        1-7335
                        -------------------------------------------------------
                              LEE  PHARMACEUTICALS
- -------------------------------------------------------------------------------
           (Exact name of small business issuer as specified in its charter)

      California                                       95-2680312
- --------------------------------------------   --------------------------------
State or other jurisdiction of incorporation   (I.R.S. Employer Identification
             or organization)                   No.)


        1444  Santa  Anita  Avenue,  South  El  Monte,  California  91733
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (818)442-3141
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----
     As of June 30, 1995 there were outstanding 4,135,162 shares of common stock of the registrant.

     Transitional Small Business Disclosure Format (check one):
Yes          No    X
    --------   --------

                                                                     FORM 10-QSB

                              LEE PHARMACEUTICALS
                                  BALANCE SHEET
                                  JUNE 30, 1995
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                  ASSETS

Cash                                                                     $  15

Accounts and notes receivable (net of allowances: $498)                  1,215

Inventories:
     Raw materials                                      $2,272
     Work in process                                       518
     Finished goods                                        467
                                                        -------
     Total inventories                                                   3,257

Other current assets                                                       831
                                                                     ---------
     Total current assets                                                5,318

Property, plant and equipment (less
     accumulated depreciation and
     amortization: $6,668)                                                 598

Goodwill and other assets, net of
     accumulated amortization                                            1,435
                                                                     ---------

     TOTAL                                                           $   7,351
                                                                     ---------
                                                                     ---------

                       See notes to financial statements.

                                                                     FORM 10-QSB

                               LEE PHARMACEUTICALS
                                  BALANCE SHEET
                                  JUNE 30, 1995
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

          LIABILITIES

Bank overdraft                                       $       82
Accounts payable                                          1,222
Accounts payable, related party                             335
Notes payable, other                                        100
Customer advances and deposits                              110
Accrued salaries and wages                                   43
Other accrued liabilities                                   626
Deferred income                                              65
                                                     ----------
      Total current liabilities                           2,583
                                                     ----------
Long term notes payable to related parties                3,381
                                                     ----------
Other long term notes payable                               383
                                                     ----------
Deferred income                                             289
                                                     ----------

          STOCKHOLDERS' EQUITY

Common stock---authorized, 7,500,00 shares of
  $.10 par value each; issued and outstanding,
  4,135,162 shares.                                         413

Additional paid-in capital                                4,222

Retained deficit                                        (3,920)
                                                     ----------
      Total stockholders' equity                            715
                                                     ----------
               TOTAL                                 $    7,351
                                                     ----------
                                                     ----------

                       See notes to financial statements.

                                                                     FORM 10-QSB
                               LEE PHARMACEUTICALS

                            STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 For the Three Months            For the Nine Months
                                                    Ended June 30,                Ended June 30,

                                                     1995          1994           1995            1994
                                                 -----------    ----------    -----------     -----------
                                                  (UNAUDITED)   (UNAUDITED)    (UNAUDITED)     (UNAUDITED)
Gross revenues                                   $     2,302     $    3,276    $     7,688    $     9,509
Less: Sales returns                                      (93)          (189)          (775)          (827)
     Cash discounts and others                           (22)           (27)           (63)           (66)
                                                 -----------     ----------    -----------    -----------
Net revenues                                           2,187          3,060          6,850          8,616
                                                 -----------     ----------    -----------    -----------
Costs and expenses:

     Cost of sales                                       968          1,260          3,052          3,782
     Selling and advertising expense                     934          1,443          3,123          4,051
     General and administrative expense                  346            358          1,138          1,217
                                                 -----------     ----------    -----------    -----------
Total costs and expenses                               2,248          3,061          7,313          9,050
                                                 -----------     ----------    -----------    -----------

Loss from operations                                     (61)            (1)          (463)          (434)

Other income                                              18             19             66             67
                                                 -----------     ----------    -----------    -----------

Net (loss) income                                 $      (43)    $       18     $     (397)    $     (367)
                                                 -----------     ----------    -----------    -----------
                                                 -----------     ----------    -----------    -----------
Per share:

     Net (loss) income                            $     (.01)    $      .00     $     (.10)    $     (.09)
                                                 -----------     ----------    -----------    -----------
                                                 -----------     ----------    -----------    -----------


                       See notes to financial statements.

                                                                     FORM 10-QSB
                              LEE PHARMACEUTICALS
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                      FOR THE NINE MONTHS
                                                                                          ENDED JUNE 30,



                                                                                   1995                1994
                                                                                ----------          ----------
                                                                                (UNAUDITED)         (UNAUDITED)

Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    (397)          $    (367)
                                                                                ----------          ----------
  Adjustments to reconcile net income to net
  cash used in operating activities:
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         198                 308
  Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         191                  84
  Amortization of deferred income  . . . . . . . . . . . . . . . . . . . . . .         (49)                (49)
  (Gain) on disposal of property, plant, and equipment . . . . . . . . . . . .         (11)                  -
  (Increase) in accounts receivable  . . . . . . . . . . . . . . . . . . . . .        (283)               (338)
  Decrease in inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .         259                 209
  Decrease (increase) in other current assets. . . . . . . . . . . . . . . . .          58                (202)
  (Increase) in other assets . . . . . . . . . . . . . . . . . . . . . . . . .        (417)                  -
  (Decrease) increase in accounts payable  . . . . . . . . . . . . . . . . . .         (56)                418
  Increase (decrease) in accounts payable related party. . . . . . . . . . . .         170                (297)
  Increase (decrease) in customer advances and deposits. . . . . . . . . . . .          84                (103)
  (Decrease) in accrued salaries and wages . . . . . . . . . . . . . . . . . .          (5)                (25)
  Increase (decrease) in other accrued liabilities . . . . . . . . . . . . . .           1                 (32)
  Increase in deferred income. . . . . . . . . . . . . . . . . . . . . . . . .           -                  88
                                                                                ----------          ----------
  Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         140                  61
                                                                                ----------          ----------
  Net cash (used in) operating activities. . . . . . . . . . . . . . . . . . .        (257)               (306)
                                                                                ----------          ----------

Cash flows from investing activities:
  Purchase of certain assets from The Fleetwood Company  . . . . . . . . . . .         (66)                  -
  Purchase of certain assets from Alivio Products Inc. . . . . . . . . . . . .         (28)                  -
  Purchase of certain assets from Medtech Laboratories, Inc. . . . . . . . . .           -                (100)
  Proceeds from sale of equipment. . . . . . . . . . . . . . . . . . . . . . .          11                   -
  Purchase of property, plant and equipment. . . . . . . . . . . . . . . . . .         (52)               (248)
                                                                                ----------          ----------

  Net cash (used in) investing activities. . . . . . . . . . . . . . . . . . .        (135)               (348)
                                                                                ----------          ----------

Cash flows from financing activities:
  Payments on other notes payable. . . . . . . . . . . . . . . . . . . . . . .          (9)                 (6)
  Proceeds from bank loan. . . . . . . . . . . . . . . . . . . . . . . . . . .           -                   4
  Increase in bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . .          82                   -
  Proceeds from notes payable to related parties . . . . . . . . . . . . . . .         288                 410
  Payments on notes payable to related parties . . . . . . . . . . . . . . . .         (60)                  -
                                                                                ----------          ----------
  Net cash provided by financing activities. . . . . . . . . . . . . . . . . .         301                 408
                                                                                ----------          ----------

Net (decrease) in cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (91)               (246)
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .          106                 292
                                                                                ----------          ----------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       15          $       46
                                                                                ----------          ----------
                                                                                ----------          ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      104          $      126
                                                                                ----------          ----------
                                                                                ----------          ----------

                       See notes to financial statements.

                                                                     FORM 10-QSB
     NOTES TO FINANCIAL INFORMATION


1.   Basis of presentation:

     The accompanying balance sheet as of June 30, 1995, and the statements of operations and cash flows for the periods ended June 30, 1995, and 1994, have not been audited by independent accountants but reflect all adjustments, consisting of any normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for such periods. The results of operations for the three months and nine months ended June 30, 1995, are not necessarily indicative of results to be expected for the year ending September 30, 1995.

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

3.   Acquisition:

     In October, 1994, the Company finalized the agreement reached on August 31, 1994, to purchase certain assets of the "WATE-ON -Registered Trademark-" and "SUPER WATE-ON -Registered Trademark-" line of nutritional products from The Fleetwood Company for approximately $67,000 in cash. In addition, the Company remitted $100,000 to the seller which was due upon closing. A royalty agreement was entered into whereby the Company is required to remit approximately $6,900 per month for thirty-six months. The royalty amount is to be expensed over the length of the agreement which expires on August 31, 1999.

     In October, 1994, the Company finalized the agreement reached on August 31, 1994, to purchase certain assets of the Aloe E and Aloe 99 line of aloe vera products from Alivio Products, Inc. for approximately $50,000 in cash. A royalty agreement was entered into whereby the Company is required to remit $120,000 payable over twelve (12) months commencing on September 30, 1994.

                                                                     FORM 10-QSB

ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     MATERIAL CHANGES IN RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1995, AND JUNE 30, 1994

     Gross revenues decreased by 30% from $3,276,000 in the quarter ended June 30, 1994, to $2,302,000 in the quarter ended June 30, 1995. The decline in gross revenues was attributed to lower sales of the Company's nail products. The reduced sales volume was due to contracting inventory levels by the retailers and an overall decline in the nail extender market. The reduction in gross revenues was partially offset by sales of the newly acquired over-the-counter brand WATE-ON -Registered Trademark- and SUPER WATE-ON -Registered Trademark- plus increased sales volume in one of our previously acquired personal care brands.

     Net revenues declined by approximately $873,000 or 29% for the three months ended June 30, 1995, as compared to the three months ended June 30, 1994. The decline in net revenues was due to the same reasons mentioned above regarding gross revenues.

     The Company's sales returns for the quarter decreased $96,000 or 51% in the quarter ended June 30, 1995, when compared to the quarter ended June 30, 1994.

     Cost of sales was 42% of gross revenues for the quarter ended June 30, 1995, and 39% for the quarter ended June 30, 1994. The increase is attributed to two factors; 1) start-up costs associated with the learning curve of newer brands folded into the production scheme and 2) inefficiencies related to the movement and consolidation of certain production departments within fewer facilities. This should allow the Company to operate more efficiently while utilizing reduced facilities.

     Selling and advertising expenses declined $509,000 when comparing the three months ended June 30, 1995, with the three months ended June 30, 1994. The reduction of expenses were mainly due to the following factors; 1) lower payroll and related fringe benefits due to a cutback in staff personnel 2) lower manufacture representative commissions 3) decrease in amortization expense and 4) decline in co-operative advertising expenditures.

     General and administrative expenses decreased when comparing the quarters ended June 30, 1995, and 1994. The decrease was primarily due to the reduction in staff personnel and related fringe benefits. This decrease was basically offset by an increase in interest expense due to an increase in the average debt outstanding and higher (over 2%) average monthly interest rates.

     MATERIAL CHANGES IN RESULTS OF OPERATIONS
     NINE MONTHS ENDED JUNE 30, 1995, AND JUNE 30, 1994

     Gross revenues for the nine months ended June 30, 1995, were $7,688,000, a decrease of approximately $1,821,000 or 19% from the comparable nine month period ended June 30, 1994. The decline in gross revenues was due to lower sales of the Company's nail extender products. Contracting inventory levels by the retailers and a decline in the overall marketplace for nail extender items is the cause for the reduced sales volume. Net revenues for the nine months ended June 30, 1995, were $6,850,000, a decrease of $1,766,000 or 20%, from the comparable nine month period ended June 30, 1994.

     Cost of sales as a percentage of gross revenues for the nine months ended June 30, 1995, as compared to the nine month period ended June 30, 1994, was constant, 40% versus 40%, respectively.

     Selling and administrative expenses decreased $928,000 or 23% when comparing the nine months ended June 30, 1995, with the nine months ended June 30, 1994. The lower expenses were part of the Company cost containment program. The cost reductions occurred in several major expense classifications, namely; 1) decrease in payroll and related fringe benefits due to cutbacks of staff personnel 2) decline in advertising/promotion costs 3) lower manufacturer representative commissions (lower sales volume) and 4) lower consulting and amortization expenses.

                                                                     FORM 10-QSB

     General and administrative expenses decreased $79,000 (6%) to $1,138,000 for the nine month period ended June 30, 1995, as compared to $1,217,000 for the nine month period ended June 30, 1994. A reduction in staff personnel and related fringe benefit costs explains the reduction in expenditures. This decrease was partially offset by an increase in interest expense due to higher average monthly interest rates and an increase in the average debt outstanding.

     LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended June 30, 1995, working capital decreased to $2,735,000 from $3,042,000 at September 30, 1994. The Company's current ratio at June 30, 1995, was 2.1 to 1 compared to 2.3 to 1 at September 30, 1994.

     Management believes that for the next six months, anticipated level of sales and working capital will allow it to meet short term obligations on a current basis. Thereafter, it is unclear whether additional financing sources may be required which could include, but not limited to, additional loans from affiliates.

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

                                                                     FORM 10-QSB

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


                           PART II - OTHER INFORMATION

Item 1.Legal Proceedings

The information set forth under Part I, Item 2, "Management's Discussion and Analysis or Plan of Operations - Environmental Matters" is incorporated herein by reference. SEE ALSO "Legal Proceedings" in the Company's Form 10-KSB for the fiscal year ended September 30, 1994.

Item 4.Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the registrant occurred on May 9, 1995. At that meeting, the following directors were elected:


                                                      VOTES
                                             -----------------------
               Director                      FOR            WITHHELD
                                             ---            --------
               Dr. Henry L. Lee              3,538,290      125,905
               Ronald G. Lee                 3,539,340      124,855
               Theo. H. Dettlaff             3,548,127      116,068
               Dennis F. Holt                3,546,647      117,548
               Dr. Charles R. Plott          3,546,377      117,818
               William M. Caldwell IV        3,545,897      118,298

The appointment of Meir & Meir as independent auditors of the registrant was also approved by a vote of 3,579,850 shares "FOR", 56,050 shares "AGAINST" and 28,295 shares "ABSTAIN".

Item 6.   Exhibits

The following exhibits have previously been filed by the Company:

          3.1    -  Articles of Incorporation, as amended  (1)

          3.4    -  By-laws, as amended December 20, 1977  (2)

          3.5    -  Amendment of By-laws effective March 14, 1978  (2)

          3.6    -  Amendment to by-laws effective November 1, 1980  (3)

          4.1    -  Specimen Common Stock Certificates  (1)

          4.4 - Note payable to related party, dated September 29, 1994, evidencing advances to the Registrant (9)

         10.1    -  Description of bonus agreements between the Registrant and its officers  (2)

         10.2    -  Lease dated December 1, 1990, for the premises located at
                    1470 Santa Anita Avenue, South El Monte, California  (6)

                                                                     FORM 10-QSB

         10.3    -  Lease dated April 16, 1990, for the premises located at 1425 and 1427 Lidcombe Avenue, South El Monte, California  (6)

         10.4    -  Lease dated April 16, 1990, for the premises located at 1434
                    Santa Anita Avenue, South El Monte, California  (6)

         10.5    -  Lease dated April 16, 1990, for the premises located at 1460
                    Santa Anita Avenue, South El Monte, California  (6)

         10.6    -  Lease dated April 16, 1990, for the premises located at 1457
                    Lidcombe, South El Monte, California  (6)

         10.7    -  Lease dated April 16, 1990, for the premises located at 1500
                    Santa Anita Avenue, South El Monte, California  (6)

         10.8    -  Lease dated April 16, 1990, for the premises located at 1516
                    Santa Anita Avenue, South El Monte, California  (6)

         10.9    -  Lease dated March 1, 1991, for the premises located at 1444
                    Santa Anita Avenue, South El Monte, California  (6)

         10.10   -  Lease dated March 1, 1991, for the premises located at 1445
                    Lidcombe Avenue, South El Monte, California  (7)

         10.11   -  Promissory notes which were amended in September 1992
                    evidencing advances to the Registrant from its affiliates
                    (8)

         10.12   -  Promissory notes which were amended in September 1994
                    evidencing advances to the Registrant from its affiliates
                    (9)

         10.13   -  Promissory notes evidencing advances made to the Registrant from its affiliates  (9)

         10.14   -  Promissory notes evidencing advances made to the Registrant
                    (9)

         10.15   -  Qualified Stock Option Plan including forms of grant  (4)

         10.16   -  1985 Employee Incentive Stock Option Plan  (5)

         27      -  Financial Data Schedule


         (1) Filed as an Exhibit of the same number with the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on February 5, 1973, (Registrant No. 2-47005), and incorporated herein by reference.

         (2) Filed as Exhibits 3.4, 3.5, and 13.18 with the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1978, filed with the Securities and Exchange Commission and incorporated herein by reference.

         (3) Filed as an Exhibit of the same number with the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1979, filed with the Securities and Exchange Commission and incorporated herein by reference.

         (4) Filed as Exhibit 5.1 with the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1973, filed with the Securities and Exchange Commission and incorporated herein by reference.

         (5) Filed as Exhibits 13.27 and 13.28 with the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1986, filed with the Securities and Exchange Commission and incorporated herein by reference.

                                                                     FORM 10-QSB

         (6) Filed as Exhibit 13.31 with the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1990, filed with the Securities and Exchange Commission and incorporated herein by reference.

         (7) Filed as Exhibit 13.32 with the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1991, filed with the Securities and Exchange Commission and incorporated herein by reference.

         (8) Filed as Exhibit 13.33 with the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1992, filed with the Securities and Exchange Commission and incorporated herein by reference.

         (9) Filed as Exhibits 10.12, 10.13, and 10.14 with the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1994, filed with the Securities and Exchange Commission and incorporated herein by reference.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Acts of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LEE PHARMACEUTICALS
                                                       -------------------
                                                             (Registrant)


Date:    August 9, 1995                               /s/ Ronald G. Lee
      -------------------                    ----------------------------------
                                                          Ronald G. Lee
                                                            President



Date:    August 9, 1995                               /s/ Michael L. Agresti
      -------------------                    ----------------------------------
                                                          Michael L. Agresti
                                                       Vice President - Finance