Form 10KSB40
period 1995-09-30
LEE PHARMACEUTICALS
filed 1996-01-12
CIK 58411

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB


(MARK ONE)

            [ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                        COMMISSION FILE NUMBER 1-7335

                             LEE PHARMACEUTICALS
               ----------------------------------------------
               (Name of small business issuer in its charter)


            CALIFORNIA                                95-2680312
  -------------------------------        ------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

1444 SANTA ANITA AVENUE, SOUTH EL MONTE, CALIFORNIA                  91733
---------------------------------------------------                ----------
    (Address of principal executive offices)                       (Zip code)


                  ISSUER'S TELEPHONE NUMBER:  (818) 442-3141


        SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT

                                                    Name of Each Exchange
      Title of Each Class                            on Which Registered
  ----------------------------                  -----------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $10,053,000 Gross

As of the close of business on November 30, 1995, the aggregate market value of Lee Pharmaceuticals common stock held by nonaffiliates was $1,643,436.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, par value $.10; 4,135,162 shares outstanding as of the close of business on January 5, 1996.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     Lee Pharmaceuticals is engaged in the research, development, purchase, manufacture, and marketing of consumer personal care products and professional dental products, all of which are targeted for the improved well-being of the human body. The Company's business is directed to two main areas: (a) the development and marketing of a range of consumer products including nail extenders and strengtheners, depilatories, feminine hygiene products and over-the-counter drug items and (b) the manufacture and sale of materials and supplies for use in the professional dental health field. For all years presented, revenues, operating results and identifiable assets of the consumer products group were in excess of 90% of total company operations.

     Lee Pharmaceuticals' executive offices are located at 1444 Santa Anita Avenue, South El Monte, California 91733, and its telephone number is (818) 442-3141. The Company was incorporated in April 1971 as a California corporation.

CONSUMER PRODUCTS SEGMENT

     The Company's consumer products line consists primarily of a variety of artificial fingernail extenders and related fingernail products. In addition, the Company manufactures and sells hair removal and related feminine products, antacid tablets, nasal care products, infant items and a variety of over-the-counter drug products. The Company's product lines have been developed internally, particularly in the case of fingernail products, and by outside product line acquisitions.

     In fiscal years 1993 and 1994, the research and development capability of Lee Pharmaceuticals generated several new product entries, including Lee Press-On Body Tattoos, Lee Brush-On Nail Bleach, Lee Nail Whitener and the Lee Fancy Fingers Nail Jewelry Kit. In addition, the consumer products line of the Company was further diversified by the acquisition of seven products from other manufacturers, including six over-the-counter drug products and Sundance, a line of skin care products.

     In fiscal year 1995, the research and development capability of Lee Pharmaceuticals generated several new product entries, including a new product line -- Lee Press-On Nails - Professional Salon Style in fourteen high fashion nail colors plus a nail extender product line known as Lee Elegant Edge Nail Tip kits. In addition, there was further diversification of the Company's consumer products line by the acquisition of products from other manufacturers, including aloe vera skin care products, a line of men's after shave lotions, infant care items and additional over-the-counter drug products.

DOMESTIC CONSUMER PRODUCTS MARKETING

     Consumer products are sold nationally, principally through major retail drug, food and discount department store chains. Retail distribution is primarily accomplished through a network of independent general merchandise sales representatives. All lines are advertised in a variety of media, including television, magazines and newspapers.

CONSUMER PRODUCTS COMPETITION

     The Consumer Products Division of Lee Pharmaceuticals operates in a highly competitive environment. In the area of fingernail extension, Lee Pharmaceuticals competes with five to six companies of similar size and financial resources.

     Competition in the depilatory product category is intense, but competitors are not as numerous as in the artificial fingernail field. The acquisition of Zip Wax and Bikini Bare brands of hair removal products has given Lee Pharmaceuticals two major brands in this category sub-segment.

     Lee Pharmaceuticals continues to expand its product line via a combination of acquisitions and in-house research and development activity. The consumer products line today is dominated by nail extension, nail treatment, and nail decor products, but it now includes depilatory products, wax hair removal products, feminine deodorant products, a nailbiting deterrent product, nasal care items, over-the-counter drug products, skin care products and men's fragrance products. The Company's consumer products line today is no longer restricted solely to the volatilities of the cosmetics business.

REGULATION OF CONSUMER PRODUCTS

     The Company's consumer products are regulated by the Food and Drug Administration. The regulations deal principally with consumer safety and with the effectiveness of the products for the purposes for which they are proposed to be used. For many years, the cosmetic regulations were applied only in cases of adulteration or misbranding. Under the Fair Packaging and Labeling Act (1966), the FDA has moved to require new labeling data as to ingredients in cosmetics.

     The Company believes that all its cosmetic products are manufactured and sold in compliance with the laws of each state and that no pre-marketing clearance of its products is required from any state. The Company maintains a comprehensive data file on each of its consumer products and believes that it would be able to apply for any required clearances expeditiously if data were ever required for its cosmetic products.

     To the extent the Company's products are marketed in foreign countries, foreign laws are applicable as well as FDA regulations which control export of cosmetics. To date, where regulations have been established by foreign ministries of health which differ from those established in the United States, the Company has been able to make acceptable substitutions. As a result, marketing of the products has not been significantly impeded by foreign regulations.

     Material Safety Data Sheets (MSDS) are available on all its consumer finished products. The MSDS's are supplied to the Company's customers.

     All products for export shipped by air or sea which contain listed hazardous materials meet United Nations Standards as of January 1991. The requirements are based on the U.N.'s performance-oriented packaging (POP) specifications found in the "Transport of Dangerous Goods" commonly called "The Orange Book".

DENTAL PRODUCTS SEGMENT

     From its inception in 1971 through 1995, the Company at various times introduced dental products designed to satisfy specific material or supply requirements of the practicing dental professional and of the orthodontic and endodontic specialist.

     Its dental product line consists of a variety of restorative materials (filling materials, core build up materials, fissure sealants, etc.), splints, orthodontic brackets, Maryland bridge adhesives, and enamel and dentin bonding materials and related products.

     In 1991, the Company licensed the right to certain patents and technology developed by the American Dental Association Health Foundation through research it sponsored at the Paffenbarger Center for Excellence in Dental Research at the National Institute of Technology and Standards for fabricating dental inserts and inlays of special formulas of beta quartz. The Company has been marketing nine shapes and sizes, and is now introducing twenty-six more sizes and shapes which are intended to offer the dentist several new classes of restorations between amalgam and composite restorations on the one hand, and laboratory inlays on the other hand. These new beta quartz designs are intended to permit the dentist to prepare inlays in one visit, directly at the chairside, without the need for time consuming impressions, or the need for expensive laboratory work.

DENTAL MARKETING IN THE UNITED STATES

     The Company markets its dental, orthodontic and endodontic products in the United States through telephone solicitation, direct mail, advertisement in trade journals, attendance at conventions, and dental dealers. The Company plans and executes its own marketing programs, prepares its own technical literature, produces its own clinical and marketing films, and regularly displays its dental products at conventions throughout the country.

DENTAL MARKETING OUTSIDE THE UNITED STATES

     The Company markets dental products outside the United States through foreign dental distributors who either solicit individual dentists and orthodontists and sell the Company's products to them directly for use in the treatment of their patients, or sell through local dealers whom they engage to sell the Company's products on their behalf. The Company plans and executes its own international marketing programs and regularly displays its dental products at international conventions.

DENTAL COMPETITION

     The dental preventive and restorative materials industry is highly competitive, and the Company's market share in the total industry is insignificant. The Company competes with larger corporations which have greater financial resources and believes other companies may enter this field. The Company's principal competitors are 3M Dental Division, a division of 3M; Kerr, a division of Sybron; L. D. Caulk Co., a division of Dentsply; and Unitek, a division of 3M. The principal methods of competition are in the area of product performance, technical assistance provided to the customer, and price.

REGULATION OF DENTAL PRODUCTS

FOOD AND DRUG ADMINISTRATION

     Dental materials are classified as devices under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act.

     All the dental device products marketed by the Company were registered as devices with the FDA at the mandatory time (December 31, 1977). All new devices marketed after May 28, 1976, must be processed under the FDA premarketing notification regulation (510 k) for determination of equivalency to preenactment devices, or the product must be submitted as a new device which requires providing considerable extra test data.

     The Safe Medical Devices Act (SMDA) became law on November 28, 1990, requiring all serious injuries and serious illness contributed to or caused by medical devices to be reported to distributors, manufacturers and the FDA. SMDA also requires all premarket submissions to the FDA to contain adequate information on safety and effectiveness.

     As required by the FDA, the Company observes certain procedures and policies in the manufacture, quality control, and after-sale monitoring of performance for its products. Although the various criteria to be used by the FDA in regulating devices have not been finalized, the Company believes that all of its products and procedures comply with all current and anticipated device regulations. Over half the Company's products fall into the FDA's Class II classification which requires that those products must meet certain performance standards. The Company believes that all affected products meet all current performance standards.

     For those products placed in Class II, final marketing approval from the FDA is contingent on final acceptance of the Panel's findings and on development of standards (in large part being done by the American Dental Association). It is expected that, based upon current available information, most of the Company's products will meet the standards currently anticipated; for the products that do not meet the standards, the Company will have to submit adequate data directly to the FDA. Failure to gain approval by the FDA could impede the marketing of these devices to the point of removal from the market until such time as clearance is obtained.

OTHER GOVERNMENTAL REGULATIONS

     To the extent the Company's products are marketed in foreign countries, the Company believes it has complied with the laws of such countries, and with the FDA regulations which control export of devices. It is anticipated that compliance with the FDA regulations will ensure compliance also with applicable foreign laws and regulations, although certain foreign countries could develop more restrictive laws and regulations that could impede the Company's ability to market its dental products in foreign countries.

     The Company believes that all its dental products are manufactured and sold in compliance with the laws of each state and country to whom the Company exports and that no premarketing clearance of its products is required from any state.

DEPARTMENT OF TRANSPORTATION

     The Materials Transportation Bureau administers the Hazardous Materials Regulation, effective July 7, 1975. It has been ascertained that those dental products and components marketed by the Company which fall within the provisions of the regulations are brought into compliance by proper labeling and/or filing for exemptions. The Company believes that it is in full compliance with all bureau regulations applicable to its products and that compliance with these regulations will not significantly impede the marketing of its products.


                          APPLICABLE TO ALL SEGMENTS

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES



                                              YEAR ENDED SEPTEMBER 30
                                           ----------------------------
                                            1995       1994       1993
                                           ------      ----       ----
                                             (000)     (000)      (000)
     United States export sales
       (except Canada). . . . . . . . . .  $1,161      $781       $880

RESEARCH PROGRAM

     The Company conducts a research program to enhance its present products and to develop new products. The members of the research staff devote a majority of their time to development of new products and to production in the areas of quality control and technical assistance. As needed, clinical research on products is also done under contract with dental schools and clinics. The Company follows the policy of expensing all research and development costs when incurred. During the years ended September 30, 1995, 1994 and 1993, the Company spent approximately $186,000, $289,000 and $248,000, respectively, on research activities relating to the development of new products or the improvement of existing products.

RAW MATERIALS

     The raw materials used by the Company in the manufacture of most of its dental and consumer products are obtained from commercial sources where they are presently available in sufficient quantities and are refined by the Company as needed for use in its products. The Company generally carries sufficient amounts of raw materials inventory to meet the delivery requirements of customers.

PATENTS AND TRADEMARKS

     The Company has adopted the policy of making patent disclosures on its products and of filing applications for patents on the products or on aspects of their manufacture or use when appropriate. The Company owns forty U.S. patents, and owns the rights in a number of other U. S. patent applications pending. A U.S. patent on sculptured nails has been granted. There are currently ten foreign patents held by the Company. In addition, one design patent has been granted for a nail buffer and for artificial nails. There is no assurance that any of the patent applications will be granted or that, if granted, the Company will be afforded any competitive advantages thereby. The Company believes that, while patent protection is desirable in certain areas, it is not essential; therefore, certain foreign patents have been abandoned as not necessary to the interest of the Company. In addition to the forty patents noted above, which apply to dental and consumer products, the Company has been assigned three U.S. patents which relate to general epoxy chemistry. Two of these may be used by the Epoxylite Corporation for other than medical and dental products without the payment of any royalty or other consideration. United States trademarks for the major dental products have been granted. Additional trademarks for other products have been applied for, both in the U. S. and in foreign countries. Trademarks for certain minor products, or in countries with minor market potential, have been abandoned as not necessary to the interest of the Company.

     The Company has the right to use the name "Epoxylite" in connection with the marketing and sale of its medical and dental products and owns the trademark "Epoxylite" in medical and dental categories. The Epoxylite Corporation owns the trademark "Epoxylite" in all other categories. The trademark "Epoxylite" is registered for medical and dental classifications in the U.S., Canada, Mexico, England, France, and numerous other countries. The Company owns, or applications are pending for, trademarks for the names under which each of its principal products is marketed.

CURRENT REGULATORY REGISTRATION

     The Company is registered with the federal and State of California FDA agencies as a manufacturer and distributor of Drugs, Medical Devices and Cosmetics. The Company is also registered as a waste generator with the Environmental Protection Agency (EPA).

ENVIRONMENTAL PROTECTION REGULATION AND LITIGATION

     The Company believes that its manufacturing facilities are operated in compliance with all federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

     The Company owns a manufacturing facility located in South El Monte, California. The California Regional Water Quality Control Board (The "RWQCB"), has alleged that the soil and shallow groundwater at the site are contaminated. On August 12, 1991, the Board issued a "Cleanup and Abatement Order" directing the Company to conduct further testing and cleanup the site. The Company did not complete the testing, and in June, 1992, the RWQCB requested that the EPA evaluate the contamination and take appropriate action. At the EPA's request, Ecology & Environment, Inc. conducted an investigation of soil and groundwater on the Company's property. Ecology & Environment Inc.'s Final Site Assessment Report, which was submitted to the EPA in June, 1994, did not rule out the possibility that some of the contamination originated onsite, and resulted from either past or current operations on the property. While the Company may be liable for all or part of the costs of remediating the contamination on its property, the remediation cost is not known at this time. The EPA has not taken any further action in this matter, but may do so in the future.

     The Company and nearby property owners are in the process of engaging a consultant to perform a site investigation with respect to soil and shallow groundwater contamination. Based upon proposals received to date, the Company currently estimates the cost to perform the site investigation to be $175,000. Accordingly, while recognizing it may be jointly and severally liable for the entire cost, the accompanying financial statements include the proportionate amount ($87,500) which the Company believes is its liability for a site investigation.

     The tenants of nearby properties upgradient have sued the Company alleging that hazardous materials from the Company's property caused contamination on the properties leased by the tenants. The Company does not believe there is any basis for the allegations and is vigorously defending the lawsuit. The case name is DEL RAY INDUSTRIAL ENTERPRISES, INC. v.
ROBERT MALONE, ET AL., Los Angeles County Superior Court, Northwest District, commenced August 21, 1991. In this action, the plaintiff alleges environmental contamination by defendants of its property, and seeks a court order preventing further contamination and monetary damages. The Company does not believe there is any basis for the allegations and is vigorously defending the lawsuit.

     The Company's South El Monte manufacturing facility is also located over a large area of possibly contaminated regional groundwater which is part of the San Gabriel Valley Superfund site. The Company has been notified that it is a potentially responsible party ("PRP") for the contamination. The cost of any cleanup of the groundwater is not known at this time. In September 1992, EPA announced that the levels of contamination in the Whittier Narrows area of the Superfund site were sufficiently low and that it was not planning a cleanup at this time, but rather would continue to monitor the groundwater for an indefinite period. The Company's property is adjacent to the Whittier Narrows area. Except as described above, it is not clear what action the EPA will take with respect to the Company's property.

     In August, 1995, the Company was informed that the EPA entered into an Administrative Order on Consent with Cardinal Industrial Finishes ("Cardinal") for a PRP lead remedial investigation and feasibility study (the "Study") which, the EPA states, will both characterize the extent of groundwater contamination in South El Monte and analyze alternatives to control the spread of contamination. The Company and others have entered into the South El Monte Operable Unit Site Participation Agreement with Cardinal pursuant to which, among other things, Cardinal will contract with an environmental firm to conduct the Study. The Study is anticipated to take eighteen to twenty-four months. The Company's share of the cost of the Study is currently $15,000 which has been accrued for in the accompanying financial statements.

     The City of South El Monte, the city in which the Company has it's manufacturing facility, is located in the San Gabriel Valley. The San Gabriel Valley has been declared a Superfund site. The 1995 Water Quality Control Plan issued by the California Regional Water Quality Control Board states that the primary groundwater basin pollutants in the San Gabriel Valley are volatile organic compounds from industry, nitrates from subsurface sewage disposal and past agricultural activities. In addition, the Plan noted that hundreds of underground storage tanks leaking gasoline and other toxic chemicals have existed in the San Gabriel Valley. The California Department of Toxic Substance Control have declared large areas of the San Gabriel Valley to be environmentally hazardous and subject to cleanup work.

     The Company believes the City of South El Monte does not appear to be located over any of the major plumes. However, the EPA recently announced it is studying the possibility that, although the vadose soil and groundwater, while presenting cleanup problems, there may be a contamination by DNAPs (dense non-aqueous phase liquids), i.e., "sinkers", usually chlorinated organic cleaning solvents. The EPA has proposed to drill six "deep wells" throughout the City of South El Monte at an estimated cost of $1,400,000. The EPA is conferring with SEMPOA (South El Monte Property Owners Association) as to cost sharing on this project. SEMPOA has obtained much lower preliminary cost estimates. The outcome cost and exact scope of this are unclear at this time.

     The Securities and Exchange Commission has issued a formal order of investigation concerning certain matters, including the Company's environmental liabilities. The Company is cooperating with the investigation.

     Currently, the Company does not have any reliable information on the likely cleanup costs of its property. Thus, it cannot determine the extent, if any, of its share of liability for any such cleanup costs. The Company has been seeking reimbursement of costs from its insurance carriers, who have denied reimbursement of costs, based on their review and analysis of the insurance policies, the history of the site, the nature of the claims and current court decisions in such cases.

OTHER REGULATIONS

     During the last several years, several state, local and federal agencies have finalized or proposed regulations relating to hazardous materials. These include Los Angeles County Hazardous Materials Business Plan, California and federal OSHA "right to know" laws, EPA "community right to know" laws and Extremely Hazardous Substance Regulations, Los Angeles County's program for monitoring and closing underground tanks, the California Safe Drinking and Toxic Enforcement Act of 1986 (Prop 65), California Connelly-Sterling Toxic Hot Spots Information Act and AQMD's New Source of Carcinogenic Air Contaminants (Rule 1401). The Company believes it is in compliance with these regulations that are in effect and is anticipating it will be in compliance with those of these acts yet to be finalized.

EMPLOYEES

     The Company's work force of 92 presently includes 27 permanent employees, both salaried and hourly, and 65 personnel leased through employment agencies.

OTHER

     The Company is not dependent upon any one supplier for any important raw material item. Most raw material items are commodities and readily available in the market. In most instances, the Company utilizes two or more suppliers to furnish raw materials as needed. Sources are believed to be sufficient to satisfy current and anticipated needs.

     Demand for the Company's principal product line is not seasonal. The depilatory line of products is, however, generally seasonal, with demand significantly higher during the spring and summer months.

     Although the Company does not believe that it is dependent upon any one customer or distributor, a customer accounted for 7% and 10% of the Company's net revenues during fiscal 1995 and 1994, respectively. No other customer accounted for 10% or more of the Company's net revenues for those fiscal years.

     Backlog is not a significant factor in the Company's business. Most orders are filled immediately and in any event, are cancelable under certain conditions. There are no material contracts with distributors.

     Consumer Products Division returns must include proof of purchase, sales receipt and a written explanation of the reason for the return. The Company generally provides credits for replacement of product, however, on occasion it may provide a cash refund.

     In addition, discontinued or overstocked items may be returned once the customer receives a computer printed "return authorization" and "shipping labels" for full case stock of factory fresh product to be sent freight prepaid to the Company's warehouse. The customer will not receive credit for additional merchandise that may have been added to the return. Also, the Company issues a damaged merchandise allowance of 1/2 of 1% visibly deducted on each and every invoice from the total net value of that invoice in lieu of accepting returns of damaged merchandise. Finally, only 20% of the original merchandise order of custom packed assortments is subject to return.

     The Company's sales return policy for the Dental Division, is as follows: "products returned to Lee Pharmaceuticals for credit must be sent postage paid and within 90 days of purchase". Defective merchandise can be replaced free of charge at any time prior to the date of expiration. Excessively used or improperly stored merchandise is not eligible for replacement.

ITEM 2.  DESCRIPTION OF PROPERTIES.

     The Company occupies, through ownership or lease, ten buildings on contiguous lots in South El Monte, California. The Company owns the following:

                            APPROXIMATE
                              SQUARE
ADDRESS                       FOOTAGE       USAGE
-------                     -----------     -----
1428 Santa Anita Avenue        12,000       Chemical processing and filling


     The Company leases the following:

                             APPROXIMATE    AGGREGATE         LEASE
                                SQUARE        ANNUAL        EXPIRATION
ADDRESS                        FOOTAGE        RENTAL           DATE         USAGE
-------                      -----------    ---------       ----------      -----
1434 Santa Anita Avenue         11,000        $52,812       11/30/2000      Inventory control, purchasing,
                                                                            personnel, data processing, accounting
                                                                            offices and dental production/shipping

1460 Santa Anita Avenue (2)     15,000         64,728       11/30/2000      Executive office, consumer shipping and
                                                                            paper printing

1470 Santa Anita Avenue          8,000         43,056       11/30/2000      Vacant, available for subleasing

1500 Santa Anita Avenue         18,000         85,884       11/30/2000      Warehouse, consumer packaging operations,
                                                                            injection molding and corrugated printing

1516 Santa Anita Avenue         18,000         87,960       11/30/2000      Sales/marketing offices and warehouse

1444 Santa Anita Avenue (1)     10,000         62,508       11/30/2000      Executive office, research facility,
                                                                            quality control and bottle printing

1427 Lidcombe Avenue             6,000         28,134       11/30/2000      Maintenance and chemical processing
                                                                            (rear building)

1425 Lidcombe Avenue             6,000         28,134       11/30/2000      Chemical packaging

1445 Lidcombe Avenue (1)         8,000         58,680       11/30/2000      Effective November 8, 1995, the building
                                                                            is being subleased on a one-year agreement.
                                                                            The gross monthly rental income is $3,678.


(1) This property is treated as a sale leaseback agreement between the Company and one of its directors (former Chairman). The monthly lease payments were set at the currently prevailing rates in the area at the time the leases were written.

(2) The Company entered into a sublease agreement, effective January 15, 1996, which expires November 30, 2000. The gross annual rental income is $57,250. The tenant occupies 13,000 square feet of the total 15,000 square footage. In June 1998, the subleasee will commence occupancy of the entire 15,000 square footage and the monthly rent will be adjusted accordingly. The sublease includes a cost of living adjustment in June 1998.

     All of the Company's business segments use the properties owned or leased by the Company except for 1470 Santa Anita Avenue (available for subleasing) and 1445 Lidcombe Avenue which was vacated in August 1995 and subleased effective November 8, 1995.

     The Company has a right of first refusal to acquire most of the buildings which it leases.

     The Company believes that its existing facilities are adequate to enable it to continue to produce its products at their present volume together with any moderate increases thereto.

ITEM 3.  LEGAL PROCEEDINGS.

     In the ordinary course of its business, the Company is involved from time to time in litigation. In the opinion of management of the Company none of the litigation currently pending will have a material effect on its business or financial condition. See Item I -- "Applicable to all segments -- Environmental protection regulation and litigation" (including the SEC formal investigation) for additional information concerning certain litigation and an investigation by the Securities and Exchange Commission.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     Lee Pharmaceuticals' common stock has been traded on the American Stock Exchange since October 24, 1973. For the two most recent fiscal years, its shares have closed at high and low trading prices as follows:

                          QTR         HIGH         LOW
              FY 1995      1Q       $ .9375      $ .4375
                           2Q        1.0000        .5000
                           3Q         .6875        .4375
                           4Q         .8750        .5000
              FY 1994      1Q       $3.5000      $1.6250
                           2Q        2.0625       1.3125
                           3Q        2.0000       1.0625
                           4Q        1.4375        .8125


     The Company does not currently meet the guidelines for continued listing of the Company's Common Stock on the American Stock Exchange. No assurances can be given that the Company's Common Stock will continue to be traded on the American Stock Exchange. The Company is exploring the possibility of moving the trading of its stock to the over the counter market.

     There were approximately 894 shareholders of record of the Company's common stock as of the close of business on September 30, 1995.

     The Company has not paid any cash dividends and has no present intention of paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FISCAL YEARS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

     Net revenues decreased during fiscal 1995 by $1,730,000 or 16% when compared to fiscal 1994. The decrease in net revenues was the result of lower sales volume of the Company's nail extender products. The decline in sales revenue was caused by lower competitive pricing, contracting inventory levels and customer consolidations by the retailers. The Company's percentage of sales returns to gross revenues was basically constant when comparing fiscal 1995 and 1994. New product launches and brand acquisitions accounted for approximately 6% of the total net revenues for fiscal 1995.

     As noted under "Description of Business -- Consumer Products Segment" the Company has pursued a policy of diversifying its product line and has increasingly emphasized lower priced products. The overall economic recession had some effect on the down turn in the Company's sales volume in fiscal 1995.

     Cost of sales as a percentage of gross revenues increased during fiscal 1995 when compared to fiscal year 1994. The increased cost of sales percentage (47% versus 41%) is attributed to bulk sales of slow moving finished goods at lower than normal gross margins. Also the Company's charge to cost of sales to increase the inventory obsolescence allowance amounted to $485,000 or approximately 500 basis points of the fiscal year cost of sales percentage increase (47% versus 41%).

     Selling and advertising expenses decreased $1,047,000 or 20% when comparing fiscal year 1995 and 1994. The cost reductions occurred in several major expense classifications, namely: 1) decrease in payroll and related fringe benefits due to cutbacks of personnel, 2) decline in advertising promotion costs, 3) lower manufacturer representative commissions (lower sales volume) and 4) lower consulting and amortization expenses.

     Research and development expenses decreased $103,000 (36%) to $186,000 for 1995, as compared to $289,000 at September 30, 1994. A reduction in personnel and related fringe benefit costs explains the reduction in expenditures. The recent Company trend has been in the direction of brand acquisitions rather than extensive internal research and development.

     General and administrative expenses remained constant when comparing fiscal year 1995 and 1994. When comparing fiscal year 1995 and 1994, the following key expense categories decreased; salaries and wages plus related fringe benefits ($152,000), legal ($27,000), and insurance ($17,000). The reduction in expenses were offset primarily by increases for an environmental cleanup accrual ($102,500) and a write off of an affiliate receivable ($83,000).

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $1,260,000 at September 30, 1995, as compared with $3,042,000 at September 30, 1994. The ratio of current assets to current liabilities was 1.3 to 1 at September 30, 1995 and 2.0 to 1 at September 30, 1994. The decrease in working capital during fiscal 1995 primarily resulted from a decrease in inventory levels ($962,000) as a result of scrapping excess packaging components. Also, the Company's accounts payable and payables due to related parties increased $358,000 and $223,000, respectively. The decrease in current ratio during 1995 compared to 1994 resulted primarily from: 1) a real estate bank loan (approximately $289,000) which becomes due in March 1996, 2) the increase in inventory obsolescence allowance of $485,000 and 3) the recognition and recording of the remaining current portion ($660,000) of the long term liabilities related to prior brands acquisitions. Accounts and notes payable (current) increased ($935,000) from 1994 to 1995. Accounts payable as a percentage of total costs and expenses increased to 16% from 11% when comparing fiscal years 1995 versus 1994. The accounts receivable turnover has remained relatively constant when comparing fiscal year 1995 and 1994.

     In fiscal 1995, the Company received additional cash advances from the Company's Chairman. The additional borrowing was obtained for the continued payment to suppliers. The Company extended the repayment terms of several notes prior to their maturity during fiscal 1995.

     Customer consolidations, as expected, materialized in fiscal 1995 and will, no doubt, continue in fiscal 1996. Management continues to face lower retail store inventory levels and expanded computerization (EDI - electronic data interchange) in the field.

     The Company has an accumulated deficit of $4,805,000. The Company's recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they came due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including obtaining additional financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

     In order to increase its working capital, the Company developed the following financial plan. The Company has taken steps to conserve cash by reducing its occupied facility square footage by 25% since August 1995. The lease on a 7,000 square foot facility was canceled by paying a six (6) month advance rent buyout. Two other facilities were vacated and will be subleased during fiscal 1996. One subleasee took occupancy of a building in November of 1995, and the second building will be occupied in January 1996. The amount of rental income will be slightly less than the Company's current monthly rent expense related to these buildings. The total annualized economic savings via the lease buyout and rental income on the two buildings is approximately $133,000. Additionally, the Company is conducting a review of its inventory and is diligently working to reduced the amount of working capital tied up in inventory. The Company reduced its gross inventory level during fiscal 1995 by approximately $477,000, exclusive of material scrapped from inventory. Plus, the Company is reviewing proposals from finance companies regarding the possibility of them making a loan secured by the Company's accounts receivable, inventory and equipment. The Company is hopeful that this funding will be available should the need arise. Also, the renegotiation of the Company's real estate loan ($289,000) which matures in March, 1996 is underway. No assurances can be given that the Company's efforts in this regard will be successful.

     The Company does not believe that inflation had a significant impact on its operations during fiscal years 1995 and 1994.

ITEM 7.  FINANCIAL STATEMENTS.


                                                                                   PAGE
INDEX TO FINANCIAL STATEMENTS                                                     NUMBER
Independent Auditors' Reports                                                      10-11

Financial Statements:

     Balance sheet as of September 30, 1995                                         12

     Statements of operations for each of the years in the two-year
     period ended September 30, 1995                                                13

     Statements of changes in stockholders' equity (deficiency) for each
     of the years in the two-year period ended September 30, 1995                   14

     Statements of cash flows for each of the years in the two-year
     period ended September 30, 1995                                               15

     Notes to financial statements                                                 16-23


     All schedules not filed or included herein are omitted either because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

                                GEORGE BRENNER

                         CERTIFIED PUBLIC ACCOUNTANT
                     9300 WILSHIRE BOULEVARD, SUITE 480
                       BEVERLY HILLS, CALIFORNIA 90212

                         Independent Auditor's Report

Board of Directors
Lee Pharmaceuticals
South El Monte, California

I have audited the accompanying balance sheet of Lee Pharmaceuticals as of September 30, 1995 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Lee Pharmaceuticals for the period ending September 30, 1994 were audited by other auditors whose report thereon dated December 6, 1994 expressed an unqualified opinion on those statements.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lee Pharmaceuticals as of September 30, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company's recurring losses from operations and inability to generate sufficient cash flow from normal operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 15. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

As discussed in Note 10 to the financial statements, the Company is involved in various matters involving environmental cleanup issues. The Company is presently planning and/or participating in remedial cost studies and has made the appropriate provision in the financial statements for the cost of these studies. However, the ultimate outcome of these matters cannot presently be determined. Accordingly, no provision for any loss that may result from the resolution of these matters has been made in the accompanying financial statements.

                                       Very truly yours,

                                       GEORGE BRENNER

                                       George Brenner, CPA

January 6, 1996
Beverly Hills, California

                                  MEIR & MEIR

                        CERTIFIED PUBLIC ACCOUNTANTS


                        Independent Auditor's Report


Board of Directors
Lee Pharmaceuticals
South El Monte, California


We have audited the statements of operations, changes in stockholders' equity, and cash flows of Lee Pharmaceuticals for the year ended September 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentations. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Lee Pharmaceuticals for the year ended September 30, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 10 to the financial statements, the Company is involved in various matters involving environmental cleanup issues. The ultimate outcome of these matters cannot presently be determined. Accordingly, no provision for any loss that may result from the resolution of these matters has been made in the accompanying financial statements.

MEIR & MEIR

December 6, 1994

          139 South Beverly Drive, Suite 204 Beverly Hills, CA 90212
                   Tel: (310) 274-7541 Fax: (310) 274-1015

                              LEE PHARMACEUTICALS

                                  BALANCE SHEET

                               SEPTEMBER 30, 1995

                                     ASSETS


CURRENT ASSETS (Note 6F):
  Cash..........................................................   $   123,000
  Accounts receivable, less allowance for doubtful accounts
    of $141,000 and sales returns allowance of $243,000.........     1,331,000
  Inventories (Note 4)..........................................     2,460,000
  Other current assets..........................................     1,087,000
                                                                   -----------
    TOTAL CURRENT ASSETS........................................     5,001,000
                                                                   -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST (Notes 5 and 6F):
  Land..........................................................        49,000
  Building......................................................       204,000
  Machinery and equipment.......................................     6,531,000
  Leasehold improvements........................................       322,000
                                                                   -----------
                                                                     7,106,000
  Less accumulated depreciation and amortization................     6,519,000
                                                                   -----------
    NET PROPERTY, PLANT AND EQUIPMENT...........................       587,000
                                                                   -----------
INTANGIBLE AND OTHER ASSETS, net of accumulated amortization
  of $2,558,000 (Notes 3, 6F and 8).............................     3,127,000
                                                                   -----------
TOTAL...........................................................   $ 8,715,000
                                                                   ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank (Note 5).................................   $   289,000
  Notes payable, other (Note 8).................................       165,000
  Current portion - royalty agreements (Note 2).................       743,000
  Accounts payable..............................................     1,636,000
  Other accrued liabilities.....................................       455,000
  Due to related parties (Note 7)...............................       388,000
  Deferred income (Note 7)......................................        65,000
                                                                   -----------
    TOTAL CURRENT LIABILITIES...................................     3,741,000

LONG-TERM NOTES PAYABLE TO RELATED PARTIES (Note 6).............     3,346,000
LONG-TERM PAYABLE - royalty agreements, less current
  portion $743,000 (Note 2).....................................     1,525,000
DEFERRED INCOME (Note 7)........................................       273,000
                                                                   -----------
  TOTAL LIABILITIES.............................................     8,885,000
                                                                   -----------

SUBSEQUENT EVENT (Note 15)

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' DEFICIENCY (Notes 11 and 13):
  Common stock, $.10 par value; authorized 7,500,000 shares;
    issued and outstanding, 4,135,162 shares....................       413,000
  Additional paid-in capital....................................     4,222,000
  Accumulated deficit (Note 1)..................................    (4,805,000)
                                                                   -----------
    TOTAL STOCKHOLDERS' DEFICIENCY..............................      (170,000)
                                                                   -----------
TOTAL...........................................................   $ 8,715,000
                                                                   ===========

    The accompanying notes are an integral part of the financial statements.

                              LEE PHARMACEUTICALS

                            STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED SEPTEMBER 30,


                                                       1995           1994
                                                    -----------    -----------
GROSS REVENUES...................................   $10,053,000    $11,915,000
  Less: Sales returns, discounts
    and allowances...............................      (914,000)    (1,046,000)
                                                    -----------    -----------
NET REVENUES.....................................     9,139,000     10,869,000
                                                    -----------    -----------

COSTS AND EXPENSES:
  Cost of sales..................................     4,762,000      4,884,000
  Selling and advertising........................     4,077,000      5,124,000
  General and administrative.....................     1,110,000      1,114,000
  Research and development.......................       186,000        289,000
                                                    -----------    -----------
TOTAL COSTS AND EXPENSES.........................    10,135,000     11,411,000
                                                    -----------    -----------
OPERATING LOSS...................................      (996,000)      (542,000)
INTEREST EXPENSE.................................      (363,000)      (238,000)
INTEREST INCOME..................................            --         24,000
GAIN ON SALE OF BUILDINGS AND OTHER (Note 7).....        65,000         67,000
OTHER INCOME.....................................        12,000         26,000
                                                    -----------    -----------
NET LOSS.........................................   $(1,282,000)   $  (663,000)
                                                    ===========    ===========
PER SHARE:
  Net loss.......................................   $      (.31)   $      (.16)
                                                    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                              LEE PHARMACEUTICALS

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                       FOR THE YEARS ENDED SEPTEMBER 30,



                                            COMMON STOCK                             RETAINED
                                      ------------------------      ADDITIONAL       EARNINGS
                                      NUMBER OF                       PAID-IN      (ACCUMULATED
                                        SHARES         AMOUNT         CAPITAL         DEFICIT)           TOTAL
                                      ---------       --------      ----------     ------------       -----------
Balance at September 30, 1993         4,135,162       $413,000      $4,222,000      $(2,860,000)      $ 1,775,000
Net loss                                                                               (663,000)         (663,000)
                                      ---------       --------      ----------     ------------       -----------
Balance at September 30, 1994         4,135,162        413,000       4,222,000       (3,523,000)        1,112,000
Net loss                                                                             (1,282,000)       (1,282,000)
                                      ---------       --------      ----------     ------------       -----------
Balance at September 30, 1995         4,135,162       $413,000      $4,222,000      $(4,805,000)      $  (170,000)
                                      =========       ========      ==========     ============       ===========


    The accompanying notes are an integral part of the financial statements.

                              LEE PHARMACEUTICALS

                           STATEMENTS OF CASH FLOWS

                       FOR THE YEARS ENDED SEPTEMBER 30,

                                                       1995           1994
                                                    -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................   $(1,282,000)    $(663,000)
                                                    -----------     ---------
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
  Depreciation...................................       249,000       391,000
  Amortization of intangibles....................       245,000       216,000
  (Gain) on disposal of property, plant
    and equipment................................       (19,000)       (1,000)
Change in operating assets and liabilities:
  (Increase) decrease in accounts receivable.....      (398,000)      696,000
  Decrease (increase) in inventories.............       962,000       (42,000)
  Decrease (increase) in other current assets....       278,000      (420,000)
  Increase in accounts payable...................       358,000       180,000
  Increase (decrease) in accounts payable,
    related party................................       223,000      (316,000)
  Increase in note payable bank..................       289,000            --
  Increase in notes payable - other..............        65,000       100,000
  (Decrease) in customer advances and deposits...       (26,000)     (109,000)
  (Decrease) in accrued salaries and wages.......       (48,000)      (10,000)
  (Decrease) in other accrued liabilities........      (170,000)     (122,000)
  Increase in accrued royalties..................        83,000            --
  (Decrease) in deferred income..................       (65,000)     (189,000)
                                                    -----------     ---------
  Total adjustments..............................     2,026,000       374,000
                                                    -----------     ---------
    Net cash provided by (used in) operating
      activities.................................       744,000      (289,000)
                                                    -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment.....       (98,000)     (300,000)
  Proceeds from sale of equipment................        26,000         1,000
  Acquisition of product brands..................      (552,000)     (101,000)
                                                    -----------     ---------
    Net cash (used in) investing activities......      (624,000)     (400,000)
                                                    -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on bank loans.........................      (296,000)       (7,000)
  Proceeds from notes payable to related party...       193,000       510,000
                                                    -----------     ---------
    Net cash (used in) provided by financing
      activities.................................      (103,000)      503,000
                                                    -----------     ---------

NET INCREASE (DECREASE) IN CASH..................        17,000      (186,000)
Cash, beginning of year..........................       106,000       292,000
                                                    -----------     ---------
Cash, end of year................................   $   123,000     $ 106,000
                                                    ===========     =========

              SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (refunded) during the year for:
  Interest.......................................   $   138,000     $ 181,000
  Taxes..........................................            --     $ (43,000)


    The accompanying notes are an integral part of the financial statements.

                          LEE PHARMACEUTICALS
                     NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS

       The Company manufactures and markets consumer products to national and regional retailers of varying financial strength. The Company also manufactures and sells dental products to dental service providers principally in the United States. For all years presented, sales, operating results and identifiable assets of the consumer products group were in excess of 87% of total company operations.

       CONTINUED EXISTENCE

       The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $4,805,000. The Company's recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they came due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including obtaining additional financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due. Management's plans in regard to these matters are described in
       Note 15 -- "Subsequent Events." The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

       INVENTORIES

       Inventories are stated at the lower of average cost or market using the first-in, first-out method.

       DEPRECIATION AND AMORTIZATION

       Property, plant and equipment are depreciated using the straight-line method over estimated useful lives of three to ten years for machinery and equipment and building improvements and thirty-one years for the building. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the related lease term.

       The excess of acquisition costs over the fair value of certain assets acquired is being amortized over forty years. Covenants not to compete are being amortized over three to five years, which is the term of the related agreements. Amortization is provided using the straight-line method.

       ENVIRONMENTAL EXPENDITURES

       Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. The Company's proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated. See Note 10 -- "Assessment for environmental cleanup."

       MAJOR CUSTOMER

       The Company had one major customer with sales volume approximating 7% and 10% of the Company's net revenues for the years ending September 30, 1995 and 1994, respectively. The amount due from the customer was $118,000 and $278,000 at September 30, 1995 and 1994, respectively, and is included in accounts receivable in these financial statements.

       CONCENTRATION OF CREDIT RISK

       Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times such investments may be in excess of the FDIC limit. In regards to trade receivables, the risk is limited due to the large number of customers comprising the customer base, and the dispersion in different industries and geographies.

       NET LOSS PER SHARE

       Net loss per share is based on the weighted average number of common shares outstanding which were 4,135,162 in 1995 and
       1994.   Common  stock  equivalents (common stock  options)  for
       fiscal 1995 and 1994 were not considered in the net loss per share computations since the effect was anti-dilutive.

       ACCUMULATED DEFICIT

       The Company has experienced recurring losses from operations. Management plans to fund any potential additions to the deficit by borrowing from various sources. See Note 15 -- "Subsequent Events."


  NOTE 2 - CHANGE IN ACCOUNTING POLICY

       The Company has changed its method of accounting for royalty agreements in connection with brand acquisitions. Minimum royalty obligations that are fixed and certain in amount are "grossed up" and recorded as liabilities. The related intangible assets acquired are amortized over the life of the royalty agreement. This change which is a grossing up of assets and liabilities, in equal amounts, has no effect on the statements of operations.

       Certain reclassifications have been made in the Statement of Cash Flows for the year ending September 30, 1994 to make the statement comparable to the September 30, 1995 presentation.


NOTE 3 - INTANGIBLE ASSETS

       The  Company acquired certain product lines in 1995  (See  Note
       14) and prior years. Certain amounts related to these acquisitions were allocated to intangible assets. Included in intangible and other assets at September 30, 1995 are the following intangible assets:

               Goodwill                             $1,373,000
               Covenants not to compete              1,388,000
               Trademark                               322,000
               Royalty agreements                    2,276,000
               Other                                   326,000
                                                    ----------
               Total                                 5,685,000
               Less:  accumulated amortization      (2,558,000)
                                                    ----------
               Intangibles - Net                    $3,127,000
                                                    ==========

NOTE 4 -  INVENTORIES

       Inventories consist of the following at September 30, 1995:

               Raw materials                        $2,185,000
               Work-in-process                         416,000
               Finished goods                          485,000
                                                    ----------
                                                     3,086,000
               Allowance for obsolescence             (626,000)
                                                    ----------
               Total                                $2,460,000
                                                    ==========

NOTE 5 -  NOTE PAYABLE TO BANK

       Note payable to bank, secured by a deed on land and building, requires monthly payment of $3,900, including interest at the bank's reference rate plus 2%, maturing March 1996. At September 30, 1995, the interest rate was 13.75%. The note is guaranteed by the former Chairman of the Company. The Company is going through the renegotiations with the bank regarding this real estate loan. See Note 15 -- "Subsequent Events."


NOTE 6  - NOTES PAYABLE - RELATED PARTIES

       A.   Notes payable to related parties, unsecured, bearing
            interest at bank's prime rate (8.75% at September 30,
            1995), maturing January 2005.                                       $90,000

       B.   Note payable to officer, unsecured, bearing interest at
            bank's prime rate (8.75% at September 30, 1995),
            principal is maturing and accrued interest is payable
            in January 2005.                                                    193,000

       C.   Note payable to officer, unsecured, bearing interest at
            bank's prime rate (8.75% at September 30, 1995), principal is maturing and accrued interest is payable in January
            2005.                                                               150,000

       D.   Note payable to officer, unsecured, bearing interest at
            bank's prime rate  (8.75% at September 30, 1995), principal is maturing and accrued interest is payable in January
            2005.                                                               371,000


       E.   Notes  payable to related party, secured by product brand, bearing interest at bank's prime rate (8.75% at September 30,
            1995), principal is maturing and accrued interest is payable
            in January 2005.                                                    400,000

       F.   Note payable to related party, secured by assets of the
            Company, bearing interest at bank's prime rate (8.75% at
            September 30, 1995) and principal payable based on a twelve
            (12) year fully amortized schedule commencing March 15, 1997.     1,440,000

       G.   Notes payable to officer, secured by product brand,
            bearing interest at bank's prime rate (8.75% at September 30,
            1995), principal is maturing and accrued interest is payable
            in January 2005.                                                    250,000

       H.   Note payable to officer, secured by product brand,
            bearing interest at bank's prime rate (8.75% at September 30,
            1995), principal is maturing and accrued interest is payable
            in January 2005.                                                    100,000

       I.   Note payable to officer, unsecured, bearing interest at
            bank's prime rate (8.75% at September 30, 1995), principal
            is maturing and accrued interest is payable in July 1998.           129,000

       J.   Note payable to officer, secured by product brand,
            bearing interest at bank's prime rate (8.75% at September 30,
            1995), principal is maturing and accrued interest is payable
            in March 1997.                                                       38,000

       K.   Note payable to related party, unsecured, bearing interest at bank's prime rate (8.75% at September 30, 1995), maturing
            January 1997.                                                        10,000

       L.   Note payable to officer, unsecured, bearing interest at
            bank's prime rate (8.75% at September 30, 1995), principal
            is maturing and accrued interest payable in November 1997.           20,000

       M.   Note payable to officer, unsecured, bearing interest at
            bank's prime rate (8.75%  at September 30, 1995), principal is maturing and accrued interest is payable in January 2005.
            The original note was $250,000 and the Company made principal installment payments during fiscal 1995 in the amount of
            $95,000.                                                            155,000
                                                                             ----------
                                                                             $3,346,000
                                                                             ==========

       The  Company's  Chairman  retired in  April  1995.   The  above
       referenced notes B, C, D, G, H and M are payable to the Company's retired officer.

       At September 30, 1995, the Company was committed to the following minimum principal payments.

                                            MINIMUM
                  YEAR ENDING              PRINCIPAL
                 SEPTEMBER 30,              PAYMENT
                 ------------             ----------
                      1996                       -0-
                      1997                   132,000
                      1998                   269,000
                      1999                   120,000
                      2000                   120,000
                   Thereafter              2,705,000
                                          ----------
                     Total                $3,346,000
                                          ==========

NOTE  7 -  RELATED PARTY TRANSACTIONS

       In 1991, the Company sold and leased back two of its operating facilities in a transaction with its Chairman. An initial gain was recognized and a deferred gain was recorded which is to be amortized over the term of the two leases which expire November 2000. The amount of deferred gain recognized during 1995 and 1994 was $65,000.

       During the fiscal year ending September 30, 1995, the total interest expensed to related parties (Note 6) was $291,000 out of which $66,000 was paid and $318,000 was accrued as of September 30, 1995.

       There were no consulting fees charged by the Chairman's firm during fiscal year ending September 30, 1995. During fiscal year 1995 the Company paid the $38,000, which was payable as of September 30, 1994. In April 1995, the Chairman retired.
       He will continue as a director of the Company. The Chairman (thru April 1995) is a majority shareholder with a freight consulting firm. During the fiscal year ending September 30, 1994, the Chairman's firm provided the Company with analysis of freight shipments and development of expert system type computer programs for traffic management. The total consulting fees approximated $113,000 for the year ended September 30, 1994.

       The Company's primary agent for purchasing television advertising is Western International Media Corp. (WIMC) whose President and Chief Executive Officer, Dennis F. Holt, was a Director of the Company during 1995. Agency and advertisement expenses in connection with (WIMC) were $204,000 and $61,000 for the years ended September 30, 1995 and 1994, respectively. Amounts owed to WIMC by the Company at September 30, 1995 were $153,000. See Note 15 -- "Subsequent Events."


NOTE 8 -  NOTES PAYABLE - OTHER

       A.  Note payable secured by product brand, bearing interest at
           15%, interest payable monthly, maturing July 1996.                $   50,000

       B.  Note payable secured by product brand, bearing interest at
           15%, interest payable monthly, maturing July 1996.                    50,000

       C. Installment note payable related to a consulting
          agreement of a brand  acquisition, bearing interest at 10%, calling for monthly payments of $5,000 plus accrued interest,
          commencing September 1, 1995 and maturing November 1, 1996.            65,000
                                                                             ----------
                                                                             $  165,000
                                                                             ==========

NOTE 9 -  FOURTH QUARTER RESULTS

       The Company increased its fourth quarter, ended September 30, 1995, unaudited operating loss by $601,000 due primarily to:
       1) increased inventory obsolescence allowance of $355,000, 2) accrual for estimated environmental remediation costs of $102,500 and 3) a write off of an affiliate receivable of approximately $83,000. The fourth quarter ended September 30, 1995 operating loss (including the above) was approximately $885,000.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

       LEASE COMMITMENTS

       At September 30, 1995, the Company was committed to its former Chairman and to others under noncancelable operating leases for land and buildings requiring minimum annual rentals as follows:

                  YEAR ENDING
                 SEPTEMBER 30,            OTHERS       CHAIRMAN
                 ------------           ----------     --------
                      1996                 391,000      121,000
                      1997                 391,000      121,000
                      1998                 391,000      121,000
                      1999                 391,000      121,000
                      2000                 391,000      121,000
                   Thereafter               65,000       20,000
                                        ----------     --------
                     Total              $2,020,000     $625,000
                                        ==========     ========

       Generally, the leases provide that maintenance, insurance and a portion of property taxes are to be paid by the Company. The Company also has a right of first refusal to acquire most of the buildings which it leases. The Company's rental expense for the years ended September 30, 1995 and 1994 was $552,000 and $547,000, respectively. The amount of rent paid to the Company's former Chairman was $147,000 and $105,000 for the years ended September 30, 1995 and 1994, respectively.

       ASSESSMENT FOR ENVIRONMENTAL CLEANUP

       The Company owns a manufacturing facility located in South El Monte, California. The California Regional Water Quality Control Board (The "RWQCB"), has alleged that the soil and shallow groundwater at the site are contaminated. On August 12, 1991, the Board issued a "Cleanup and Abatement Order" directing the Company to conduct further testing and cleanup the site. The Company did not complete the testing, and in June, 1992, the RWQCB requested that the EPA evaluate the contamination and take appropriate action. At the EPA's request, Ecology & Environment, Inc. conducted an investigation of soil and groundwater on the Company's property. Ecology & Environment Inc.'s Final Site Assessment Report, which was submitted to the EPA in June, 1994, did not rule out the possibility that some of the contamination originated onsite, and resulted from either past or current operations on the property. While the Company may be liable for all or part of the costs of remediating the contamination on its property, the remediation cost is not known at this time. The EPA has not taken any further action in this matter, but may do so in the future.

       The Company and nearby property owners are in the process of engaging a consultant to perform a site investigation with respect to soil and shallow groundwater contamination. Based upon proposals received to date, the Company currently estimates the cost to perform the site investigation to be $175,000. Accordingly, while recognizing it may be jointly and severally liable for the entire cost, the accompanying financial statements include the proportionate amount ($87,500) which the Company believes is its liability for a site investigation.

       The tenants of nearby properties upgradient have sued the Company alleging that hazardous materials from the Company's property caused contamination on the properties leased by the
       tenants.   The Company does not believe there is any basis  for
       the  allegations and is vigorously defending the lawsuit.   The
       case   name  is   DEL  RAY   INDUSTRIAL  ENTERPRISES,  INC.  v.
       ROBERT  MALONE,  ET  AL.,  Los Angeles  County  Superior  Court,
       Northwest  District,  commenced  August  21,  1991.   In   this
       action, the plaintiff alleges environmental contamination by defendants of its property, and seeks a court order preventing further contamination and monetary damages. The Company does not believe there is any basis for the allegations and is vigorously defending the lawsuit.

       The Company's South El Monte manufacturing facility is also located over a large area of possibly contaminated regional groundwater which is part of the San Gabriel Valley Superfund site. The Company has been notified that it is a potentially responsible party ("PRP") for the contamination. The cost of any cleanup of the groundwater is not known at this time. In September 1992, EPA announced that the levels of contamination in the Whittier Narrows area of the Superfund site were sufficiently low and that it was not planning a cleanup at this time, but rather would continue to monitor the groundwater for an indefinite period. The Company's property is adjacent to the Whittier Narrows area. Except as described above, it is not clear what action the EPA will take with respect to the Company's property.

       In August, 1995, the Company was informed that the EPA entered into an Administrative Order on Consent with Cardinal
       Industrial Finishes ("Cardinal") for a PRP lead remedial investigation and feasibility study (the "Study") which, the EPA states, will both characterize the extent of groundwater contamination in South El Monte and analyze alternatives to control the spread of contamination. The Company and others have entered into the South El Monte Operable Unit Site Participation Agreement with Cardinal pursuant to which, among other things, Cardinal will contract with an environmental firm to conduct the Study. The Study is anticipated to take eighteen to twenty-four months. The Company's share of the cost of the Study is currently $15,000 which has been accrued for in the accompanying financial statements.

       The City of South El Monte, the city in which the Company has it's manufacturing facility, is located in the San Gabriel Valley. The San Gabriel Valley has been declared a Superfund site. The 1995 Water Quality Control Plan issued by the California Regional Water Quality Control Board states that the primary groundwater basin pollutants in the San Gabriel Valley are volatile organic compounds from industry, nitrates from subsurface sewage disposal and past agricultural activities. In addition, the Plan noted that hundreds of underground storage tanks leaking gasoline and other toxic chemicals have existed in the San Gabriel Valley. The California Department of Toxic Substance Control have declared large areas of the San Gabriel Valley to be environmentally hazardous and subject to cleanup work.

       The Company believes the City of South El Monte does not appear to be located over any of the major plumes. However, the EPA recently announced it is studying the possibility that, although the vadose soil and groundwater, while presenting cleanup problems, there may be a contamination by DNAPs (dense non-aqueous phase liquids), i.e., "sinkers", usually chlorinated organic cleaning solvents. The EPA has proposed to drill six "deep wells" throughout the City of South El Monte at an estimated cost of $1,400,000. The EPA is conferring with SEMPOA (South El Monte Property Owners Association) as to cost sharing on this project. SEMPOA has obtained much lower preliminary cost estimates. The outcome cost and exact scope of this are unclear at this time.

       The Securities and Exchange Commission has issued a formal order of investigation concerning certain matters, including the Company's environmental liabilities. The Company is cooperating with the investigation.

       Currently, the Company does not have any reliable information on the likely cleanup costs of its property. Thus, it cannot determine the extent, if any, of its share of liability for any such costs. The Company has been seeking reimbursement of costs from its insurance carriers, who have denied reimbursement of costs, based on their review and analysis of the insurance policies, the history of the site, the nature of the claims and current court decisions in such cases.

      OTHER COMMITMENTS AND CONTINGENCIES

       The Company has been named as a defendant in, or is otherwise a party to, several other lawsuits, claims and legal proceedings arising out of the conduct of its business, including those related to commercial transactions and other safety matters. While the ultimate results of these lawsuits and other proceedings against the Company cannot be predicted with certainty, after considering all relevant facts and the opinion of outside counsel, management of the Company believes such matters will not have a material effect on the financial position of the Company.

NOTE 11 - STOCK OPTIONS

       Under the Company's 1985 Employee Incentive Stock Option Plan, as amended, common stock options may be granted to officers and other key employees for the purchase of up to a total of 580,000 shares of common stock of the Company at a price per share equal to its fair market value on the date of grant. Options expire five years from the date of grant, are contingent upon continued employment and become exercisable in equal installments during each of the three years beginning eighteen months after the date of grant.

       The following table sets forth the number of shares under option and the related option prices at September 30, 1994 and 1995:

                                                            OPTION PRICE RANGE
                                                  NUMBER         PER SHARE
                                                 --------   ------------------
       Outstanding at September 30, 1993         462,000       $1.25 -- $4.13
         Granted                                 204,000       $1.31 -- $1.44
         Canceled                                (94,000)      $3.75 -- $4.13
                                                --------
       Outstanding at September 30, 1994         572,000       $1.25 -- $4.13
         Granted                                 165,000       $0.50
         Canceled                               (270,000)      $1.25 -- $2.07
                                                --------
       Outstanding at September 30, 1995         467,000       $0.50 -- $1.31
                                                ========

       At September 30, 1995, 204,000 shares are eligible to be exercised and 113,000 shares are available for future grants under the plan.

       The 1987 Stock Option Plan was adopted by the Board of Directors on January 4, 1988 and was approved by the Company's shareholders on March 8, 1988. This Stock Option Plan provides for the granting of options to the Company's outside directors for the purchase of a total of 50,000 shares of common stock of the Company at a price per share equal to the fair market value on the date of grant. Options expire five years from the date of grant and become exercisable in equal installments during each of the three years beginning eighteen months after the date of grant.

       At September 30, 1995, options to purchase 50,000 shares were outstanding and 12,000 shares are eligible to be exercised at a price of $1.31 per share.

NOTE 12 - INCOME TAXES

       As of September 30, 1995, the Company had net operating loss carryforwards of approximately $5,700,000 for Federal and $3,300,000 for California which for tax purposes can be used to offset future Federal and California income taxes. The differences in the state carryforwards relate primarily to the treatment of loss carryforwards and depreciation of property, plant and equipment. The carryforwards expire from 2003 through 2010.

NOTE 13 - EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

       The Company established an Employee Stock Ownership Plan and Trust ("Plan"). The Plan is a tax-qualified employee stock ownership plan which is designed to invest primarily in the common stock of the Company for the benefit of the employees and their beneficiaries.

       The benefits provided by the Plan are paid for entirely by the Company. The Company contributions are used to purchase the common stock of the Company which is credited to the individual accounts maintained for each participant. For each twelve-consecutive-month period of employment, employees receive a one-year period of service credit. After three years of service employees have a 20% vested interest in their accounts under the Plan, increasing at a rate of 20% per year with full vesting occurring at seven years of service.

       The Plan consists of a stock bonus plan, ("Plan A") and a money purchase pension plan, ("Plan B"). Under Plan A, the Company's Board of Directors annually determines the amount to be contributed to the Plan. The contribution by the Company for any single plan year (October 1 through September 30) cannot exceed fifteen percent (15%) of the total compensation paid to Plan participants for the year. Plan B requires an automatic contribution equal to ten percent (10%) of participant compensation each Plan Year. The Company did not make any contributions (expense) related to Plan A for the year ending September 30, 1995 or September 30, 1994.

       Effective June 30, 1993, Plan B was canceled; therefore, there was no contribution under Plan B for the year ended September 30, 1995 or for the period October 1, 1993 through September 30, 1994. All participants under Plan B became 100% vested on July 1, 1993 due to the cancelation of Plan B.

       Effective  September  30,  1995,  Plan  A  was  canceled.   All
       participants under Plan A became 100% vested on September 30, 1995 due to the cancelation of Plan A.

NOTE 14 - ACQUISITIONS

       On  October  1,  1993,  the  Company purchased  certain  assets related to an over-the-counter (OTC) personal care product, from Medtech Laboratories, Inc. of Jackson, Wyoming for $100,000. In addition, the Company signed a licensing and royalty agreement to pay Rumson Laboratories, Inc. of Red Bank, New Jersey a royalty based on net sales of the acquired brand. The agreement expires on September 30, 1999. According to the agreement the Company paid $50,000 in cash as an initial license fee. In addition, the annual royalty payment is $100,000 per year. The aggregate royalty over the six (6) year period totals $600,000. The total of $650,000 for royalty and license fee will be expensed over the terms of the agreement.

       On August 31, 1994, the Company entered into an agreement to purchase certain assets of the "WATE-ON-R-" and "SUPER WATE-ON-R-" line of nutritional products from The Fleetwood Company for approximately $67,000 in cash. In addition, the Company remitted $100,000 to the seller which was due upon closing. A royalty agreement was entered into whereby the Company is required to remit approximately $6,900 per month for thirty-six months. The royalty amount is to be expensed over the length of the agreement which terminates on August 31, 1999.

       On August 31, 1994, the Company entered into an agreement to purchase certain assets of the Aloe E and Aloe 99 line of aloe vera products from Alivio Products, Inc. for approximately $50,000 in cash. A royalty agreement was entered into whereby the Company is required to remit $120,000 which is payable over a twelve month period commencing on September 30, 1994 and continuing on the last of each month for the next eleven
       (11) months.

       On June 15, 1995, the Company purchased certain assets of the Brush 'n Floss-R- product which is a patented device to facilitate tooth flossing from Sundance Healthcare Products, Inc. for approximately $24,000 cash. The purchase price ($24,000) includes a $20,000 prepayment of a five year royalty which is being expensed monthly commencing July, 1995.

       On June 30, 1995, the Company purchased certain assets of the Baby Gasz-TM- and Baby Gumz-TM- brand of baby products from Reinhard Labs, Inc. for approximately $73,000 cash. The Company signed a consulting agreement whereby the Company prepaid the three (3) year consulting fee ($60,000) which is included in the $73,000 purchase price. The consulting fee is expensed monthly commencing July 1, 1995 thru June 30, 1998. The royalty agreement is for a period of five (5) years, commencing July 1, 1995, and is based on 10% of net sales. The royalty payments are payable thirty (30) days after each calendar quarter.

       On August 10, 1995, the Company purchased certain assets of the XS-R- line of hangover relief/over indulgence products from Barnett Laboratories, Inc. for approximately $129,000. In addition, the Company signed a consulting agreement to pay Barnett Laboratories, Inc. $75,000. The Company is required to remit $5,000 per month, commencing on September 1, 1995, plus accrued interest at 10%. The payments will continue for the next fifteen (15) months. The royalty agreement covers a period of sixty-four and two-thirds (64 2/3) months, commencing August 10, 1995, and is payable thirty (30) days after each quarter. The royalty agreement is based on 25% of net sales.

NOTE 15 - SUBSEQUENT EVENTS

       In order to increase its working capital, the Company developed the following financial plan. The Company has taken steps to conserve cash by reducing its occupied facility square footage by 25% since August 1995. The lease on a 7,000 square foot facility was canceled by paying a six (6) month advance rent buyout. Two other facilities were vacated and will be subleased during fiscal 1996. One subleasee took occupancy of a building in November 1995 and the second building will be occupied in January 1996. The amount of rental income will be slightly less than the Company's current monthly rent expense related to these buildings. The total annualized economic savings via the lease buyout and rental income on the two buildings is approximately $133,000. Additionally, the Company is conducting a review of its inventory and is diligently working to reduce the amount of working capital tied up in inventory. The Company reduced its gross inventory level during fiscal 1995 by approximately $477,000, exclusive of material scrapped from inventory. Plus, the Company is reviewing proposals from finance companies regarding the possibility of them making a loan secured by the Company's accounts receivable, inventory and equipment. The Company is hopeful that this funding will be available should the need arise. Also, the renegotiation of the Company real estate loan ($289,000) which matures in March, 1996 is underway.

       Effective  October   12,  1995,  Mr.  Holt  resigned  from  the
       Company's Board of Directors.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  As previously reported in a Current Report on Form 8-K, on September 27, 1995, the Board of Directors of Lee Pharmaceuticals authorized, effective September 27, 1995, (1) the termination of the engagement of Meir & Meir as independent auditors for Lee Pharmaceuticals for the fiscal year ended September 30, 1995 and (2) the engagement of Jeffery, Corrigan & Shaw, 245 South Los Robles Avenue, Suite 400, Pasadena, California 91101-2894, as independent auditors for Lee Pharmaceuticals for fiscal 1995. Jeffery, Corrigan & Shaw was engaged as the Company's principal independent auditors on September 29, 1995.

  During the fiscal year ended September 30, 1994 and through September 27, 1995 there were no disagreements with Meir & Meir on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Meir & Meir would have caused them to make reference in connection with their report to the subject matter. The Company had been informed by Meir & Meir that information had come to their attention that made them conclude that the scope of the audit should be expanded to include an expert opinion regarding the environmental issues the Company is involved with. The finding of such expert may materially impact the fairness or reliability of the previously issued audit reports or the underlying financial statements, or the financial statements to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements (including information that might preclude the issuance of an unqualified report). The request by Meir & Meir to include the expert opinion in the fiscal 1995 audit was not the basis for the Company's change in independent accountants.

  Prior to such firm's engagement, Jeffery, Corrigan & Shaw was not consulted by the Company (or anyone acting on its behalf) regarding
(1) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Lee Pharmaceuticals' financial statements or (2) any matter that was either the subject of a "disagreement" of a "reportable event" as such terms are defined in Regulation S-K promulgated by the Securities and Exchange Commission.

  As previously reported in a Current Report on Form 8-K, on October 27, 1995, the Board of Directors of Lee Pharmaceuticals authorized, effective October 27, 1995, (1) the termination of the engagement of Jeffery, Corrigan & Shaw as independent auditors for Lee Pharmaceuticals for the fiscal year ended September 30, 1995 and (2) the engagement of George Brenner, CPA, 9300 Wilshire Boulevard, Suite 480, Beverly Hills, California 90212, as independent auditor for Lee Pharmaceuticals for fiscal 1995. George Brenner, CPA was engaged as the Company's principal independent auditor on October 27, 1995.

  In connection with its activities for the period September 27, 1995, (the date Jeffery, Corrigan & Shaw was engaged), through October 27, 1995, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Jeffrey, Corrigan & Shaw would have caused them to make reference in connection with their report to the subject matter. Jeffrey, Corrigan & Shaw was unable to proceed with the audit engagement because of its failure to obtain the insurance it believed was necessary.

  Prior to such firm's engagement, George Brenner, CPA was not consulted by the Company (or anyone acting on its behalf) regarding
(1) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Lee Pharmaceuticals' financial statements or (2) any matter that was either the subject of a "disagreement" of a "reportable event" as such terms are defined in Regulation S-K promulgated by the Securities and Exchange Commission.

                              PART   III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

  Directors are elected to serve until the next annual stockholders' meeting or until their respective successors have been elected and qualified or as otherwise provided in the bylaws. Set forth below for the current directors and executive officers are their ages, principal occupations during the past five years, and the period during which they have served as a director or officer of the Company.

                                                      A DIRECTOR
                                 POSITIONS  HELD      OR  OFFICER                PRINCIPAL OCCUPATION
NAME                      AGE     WITH COMPANY           SINCE               DURING THE PAST FIVE YEARS (1)
----                      ---    ---------------      -----------            ------------------------------

Dr.  Henry  L.  Lee        69    Director                 1971      Chairman  of  the Board of Lee Pharmaceuticals through
                                                                    April,  1995  when  he  retired, available as a consultant, currently  a  Director  of  the Company

Ronald  G. Lee             43    President, Chairman      1977      President and since April 1995 Chairman of the Board
                                 and Director                       of the Company

Theo.  H.  Dettlaff        65    Vice President,          1979      President  of Consumer Products Division and
                                 President of Consumer              Director of Company
                                 Products Division and
                                 Director

Michael  L.  Agresti       53    Vice President  --       1977      Vice President -- Finance, Treasurer and Secretary
                                 Finance, Treasurer                 of the Company
                                 and  Secretary

William  M.  Caldwell IV   48    Director                 1987      President  of Union Jack Group, a merchant
                                                                    banking firm


      (1) None of the companies named, other than the Company, is a parent, subsidiary or other affiliate of the Company.

FAMILY RELATIONSHIPS

      Ronald G. Lee is the son of Dr. Henry L. Lee.

ITEM 10.  EXECUTIVE COMPENSATION.

  The following table sets forth information with respect to remuneration paid by the Company to the executive officers of the Company with total annual salary and bonus of at least $100,000 for services in all capacities while acting as officers and directors of the Company during the fiscal years ended September 30, 1995, 1994 and 1993.

                      SUMMARY COMPENSATION TABLE


                                                                          LONG TERM
                                                                         COMPENSATION
                                             ANNUAL COMPENSATION            AWARDS
                                       ------------------------------    -------------
NAME AND                                                OTHER ANNUAL                        ALL OTHER
PRINCIPAL POSITION          YEAR        SALARY ($)    COMPENSATION ($)    OPTIONS (#)     COMPENSATION ($)
------------------          ----        ----------    ----------------    -----------     ----------------

Dr. Henry L. Lee,           1995          119,190            475(1)            --                 (6)
 Chairman                   1994          137,932          3,028(1)        55,000(3)           231(6)
 (thru April 25, 1995)      1993          249,544          9,174(1)            --           22,177(6)

Ronald G. Lee,              1995          178,595          5,734(2)        80,000(4)              (7)
 President, Chairman        1994          206,244          3,884(2)        55,000(4)         1,909(7)
 (since April 26, 1995)     1993          225,852          5,464(2)            --           24,464(7)
 & Director

Theo. H. Dettlaff, Vice     1995          167,575                          51,500(5)              (8)
 President, President       1994          185,791                          55,000(5)         2,728(8)
 of Consumer Products       1993          209,480                              --           25,569(8)
 Division & Director


 (1) Includes reimbursement of medical and dental expenses not covered by the Company's insurance plan of $1,294 and $8,116, respectively, in 1994 and 1993, and non-cash fringe benefits of $475, $1,734 and $1,058, respectively, in 1995, 1994 and 1993.

 (2) Includes reimbursement of medical and dental expenses not covered by the Company's insurance plan of $5,081, $713 and $4,383, respectively, in 1995, 1994 and 1993 and non cash fringe benefits of $653, $3,171 and $1,081, respectively, in 1995, 1994 and 1993.

 (3) The Company granted 55,000 stock options on January 24, 1994 which had an option price of $1.44 at the date of grant.

 (4) The Company granted 80,000 stock options on May 8, 1995 which had an option price of $.50 at the date of grant and 55,000 stock options on January 24, 1994 which had an option price of $1.31 at the date of grant.

 (5) The Company granted 51,500 stock options on May 8, 1995 which had an option price of $.50 at the date of grant and 55,000 stock options on January 24, 1994 which had an option price of $1.31 at the date of grant.

 (6) Amount   represents  the  fair  market  value  of  Company  shares
     purchased and/or forfeitures in the Company's Employee Stock Ownership Plan and Trust. There were no shares purchased and/or forfeitures in the Company's Employee Stock Ownership Plan and Trust in 1995.

 (7) Amount   represents  the  fair  market  value  of  Company  shares
     purchased and/or forfeitures in the Company's Employee Stock Ownership Plan and Trust of $0 in 1995, $349 in 1994 and $22,177 in 1993 and life insurance policy with an annual premium of $0 in 1995, $1,560 in 1994 and $2,287 in 1993.

 (8) Amount   represents  the  fair  market  value  of  Company  shares
     purchased and/or forfeitures in the Company's Employee Stock Ownership Plan and Trust of $0 in 1995, $311 in 1994 and $22,177 in 1993 and life insurance policy with an annual premium of $0 in 1995, $2,417 in 1994 and $3,392 in 1993.

     Dr. Henry Lee's participation in the Company's Employee Stock Ownership Plan and Trust ("Plan") terminated when he retired. Subsequent distribution of the 66,286 shares and $9,058 cash was made after September 30, 1995. He elected to take all cash which was $39,380 net after mandatory (22%) withholding taxes.

     Each of the directors of the Company who is not employed by the Company receives a director's fee of $750 for each quarter and $500 for each meeting of the Board of Directors attended.

                 OPTION GRANTS IN LAST FISCAL YEAR
                         Individual Grants
                 ---------------------------------


                                      % OF TOTAL
                                    OPTIONS GRANTED
                       OPTIONS      TO EMPLOYEES IN    EXERCISE OF BASE     EXPIRATION
NAME                 GRANTED (#)      FISCAL YEAR       PRICE ($/SHARE)        DATE
----                 -----------    ----------------   -----------------    -----------
Ronald G. Lee          80,000              49                 .50             5/7/2000
Theo. H. Dettlaff      51,500              20                 .50             5/7/2000



               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION VALUES


                    NUMBER  OF  UNEXERCISED  OPTIONS
                         AT FISCAL YEAR END (#)
NAME                    EXERCISABLE/UNEXERCISABLE
----                --------------------------------
Ronald G. Lee                 76,333/116,667
Theo. H. Dettlaff             76,333/88,167


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

   The Plan has been amended to conform with the requirements of the Tax Reform Act of 1986 and effective October 1, 1989, the vesting schedule of the Plan is as follows:

          PERIOD OF SERVICE               VESTED PERCENTAGE
          -----------------               -----------------
          Less than 3 years                     0%
               3 years                         20%
               4 years                         40%
               5 years                         60%
               6 years                         80%
               7 years                        100%

   The following tabulation shows the interest in the Plan and vesting percentages of the officers who are named in the Cash Compensation Table and all executive officers as a group as of September 30, 1995.

                                 INTEREST IN THE PLAN
                                 --------------------

                         SHARES OF        CASH         VESTED
  NAME                  COMMON STOCK     AMOUNT      PERCENTAGE
  ----                  ------------     ------      ----------

Henry L. Lee               66,286         $9,058        100%
Theo. H. Dettlaff          52,549        $11,504        100%
Ronald G. Lee              52,083        $11,172        100%
All executive officers    194,371        $36,872        100%
 as a group (4 persons)


  The Company's former Chairman's participation in the Plan terminated when he retired. The distribution of his participation in the Plan was made after September 30, 1995. He elected to take all cash which totaled $39,380, net after mandatory (22%) withholding taxes.

   Effective July 1, 1993, the plan was amended for a second time. On June 30, 1993 Plan B was canceled; therefore, all participants became 100% vested, in Plan B only, effective July 1, 1993. No contribution was made to Plan A or B for the period October 1, 1993 through September 30, 1994.

  Effective September 30, 1995, Plan A was canceled. All participants under Plan A became 100% vested on September 30, 1995 due to the cancelation of Plan A. No contribution was made to Plan A or B for the period October 1, 1994 through September 30, 1995. In connection with the termination of Plan A, the Company wrote off the Employee Stock Ownership Plan and Trust receivable as of September 30, 1995.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth the persons who, as of November 30, 1995, were known to the Company to be beneficial owner of more than five percent of the Company's Common Stock:


                           NAME AND ADDRESS               AMOUNT AND NATURE      PERCENTAGE
    TITLE  OF CLASS      OF BENEFICIAL OWNER           OF BENEFICIAL OWNERSHIP    OF CLASS
    ---------------      -------------------           -----------------------    ----------

     Common Stock       Dr. Henry L. Lee                    357,468 shares (1)       9%
                        1444 Santa Anita Avenue
                        South El Monte, CA 91733

     Common  Stock      Dimensional Fund Advisors, Inc.     229,200 shares           6%
                        1299 Ocean Avenue, 11th Floor
                        Santa Monica, CA 90401


(1)   Includes 28,000 shares of the Company's common stock  which  Dr. Lee
      holds  as trustee for the benefit of certain family members.   He
      has the right to vote such shares but otherwise disclaims beneficial ownership.

  The following table sets forth the ownership of the Company's Common Stock by its directors and its named executive officers and all executive officers and directors as a group.


                                 NAME OF             AMOUNT AND NATURE        PERCENTAGE
    TITLE  OF CLASS          BENEFICIAL OWNER     OF BENEFICIAL OWNERSHIP      OF CLASS
   ---------------           ----------------     -----------------------     ----------

     Common Stock         Dr. Henry L. Lee              357,468 (3)               9%
     Common Stock         Ronald G. Lee                 138,616 (1) (2)           3%
     Common Stock         Theo. H. Dettlaff             128,914 (1) (2)           3%
     Common Stock         William M. Caldwell IV          3,866 (2)               *
     Common Stock         All officers and directors
                           as a group (5 persons)       706,102 (1) (2)          17%



(1) Includes shares held under the Plan.
(2) Includes shares subject to options exercisable at or within 60 days after December 31, 1995.
(3) Includes 28,000 shares of the Company's common stock which Dr. Lee holds as trustee for the benefit of certain family members. He has the right to vote such shares but otherwise disclaims beneficial ownership.
 *  Less than 1%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Dennis Holt, a Director of the Company during 1995, is an owner, president and chief executive officer of Western International Media Corp., a company which purchases radio and television time on behalf of advertisers. During the fiscal year ended September 30, 1995 and 1994, the Company purchased approximately $204,000 and $61,000, respectively, of television time from Western International Media Corp. to advertise its products. Western International Media Corp. realized a commission of approximately $19,000 and $3,000 from the purchase of such time during fiscal years ended September 30, 1995 and 1994, respectively. In addition, Mr. Holt received a direct remuneration from the Company of $2,000 and $3,000 during fiscal year 1995 and 1994, respectively, as a Director's fee. Effective October 12, 1995, Mr. Holt resigned from the Board of Directors.

  The information regarding borrowings from and sale and leaseback transactions between the Company and it's Chairman of the Board which is contained in Item 6 and Note 7 of Notes to Financial Statements is incorporated herein by this reference.

                                PART IV

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits. The following exhibits have been or are being filed herewith, and are numbered in accordance with Item 601 of Regulation S-B:

      The following exhibits are filed herewith:

        10.17 - Promissory notes which were amended in January 1995 evidencing advances by the Registrant's officers and directors

        10.18 - Promissory notes evidencing advances made by the Registrant's officers and directors

        10.19 - Promissory notes which were amended in July 1995 evidencing advances made to the Registrant

        10.20   - Royalty agreement dated August 31, 1994, between  Lee
                  Pharmaceuticals  and   The  Fleetwood  Company,  regarding
                  a  brand acquisition.

        10.21 - Royalty agreement dated October 4, 1988, between Lee Pharmaceuticals and Roberts Proprietaries, Inc., regarding a brand acquisition.

     The following exhibits have previously been filed by the Company:

         3.1    - Articles of Incorporation, as amended (1)

         3.4    - By-laws, as amended December 20, 1977 (2)

         3.5    - Amendment of By-laws effective March 14, 1978 (2)

         3.6    - Amendment to By-laws effective November 1, 1980 (3)


        10.1    - Qualified Stock Option Plan  including forms of grant (4)

        10.2    - 1985 Employee Incentive Stock Option Plan (5)

        10.3 - Description of bonus agreements between the Registrant and its officers (2)

        10.4 - Lease dated December 1, 1990, for the premises located at 1470 Santa Anita Avenue, South El Monte, California (6)

        10.5 - Lease dated April 16, 1990, for the premises located at 1425 and 1427 Lidcombe Avenue, South El Monte, California (6)

        10.6 - Lease dated April 16, 1990, for the premises located at 1434 Santa Anita Avenue, South El Monte, California (6)

        10.7 - Lease dated April 16, 1990, for the premises located at 1460 Santa Anita Avenue, South El Monte, California (6)

        10.8 - Lease dated April 16, 1990, for the premises located at 1457 Lidcombe, South El Monte, California (6)

        10.9 - Lease dated April 16, 1990, for the premises located at 1500 Santa Anita Avenue, South El Monte, California (6)

        10.10 - Lease dated April 16, 1990, for the premises located at 1516 Santa Anita Avenue, South El Monte, California (6)

        10.11 - Lease dated March 1, 1991, for the premises located at 1444 Santa Anita Avenue, South El Monte, California (6)

        10.12 - Lease dated March 1, 1991, for the premises located at 1445 Lidcombe Avenue, South El Monte, California (7)

        10.13 - Promissory notes which were amended in September 1992 evidencing advances by the Registrant's officers and directors (8)

        10.14 - Promissory notes which were amended in September 1994 evidencing advances by the Registrant's officers and directors (9)

        10.15 - Promissory notes evidencing advances made to the Registrant's officers and directors (9)

        10.16 - Promissory notes evidencing advances made to the Registrant (9)

           (1)   Filed  as  an  Exhibit of the same  number  with  the
                 Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on February 5, 1973 (Registrant No. 2-47005), and incorporated herein by reference.

           (2) Filed as Exhibits 3.4, 3.5 and 13.18 with the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1978, filed with the Securities and Exchange Commission in December 1978 and incorporated herein by reference.

           (3) Filed as an Exhibit of the same number with the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1979, filed with the Securities and Exchange Commission in December 1979 and incorporated herein by reference.

           (4) Filed as Exhibit 5.1 with the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1973, filed with the Securities and Exchange Commission in December 1973 and incorporated herein by reference.

           (5)   Filed  as Exhibits 13.27 and 13.28 with the Company's
                 Form 10-K Annual Report for the fiscal year ended September 30, 1986, filed with the Securities and Exchange Commission in December 1986 and incorporated herein by reference.

           (6) Filed as Exhibit 13.31 with the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1990, filed with the Securities and Exchange Commission in December 1990 and incorporated herein by reference.

           (7) Filed as Exhibit 13.32 with the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1991, filed with the Securities and Exchange Commission in December 1991 and incorporated herein by reference.

           (8) Filed as Exhibit 13.33 with the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1992, filed with the Securities and Exchange Commission in December 1992 and incorporated herein by reference.

           (9) Filed as Exhibit 13.34 with the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1994, filed with the Securities and Exchange Commission in December 1994 and incorporated herein by reference.

 (b)      Reports on Form 8-K:

          A  current  report  on  From  8-K  dated  September  27,  1995
          reporting   Item   4   (Changes  in  Registrant's   Certifying
          Accountant) was filed on October 3, 1995.

          A  current report on Form 8-K dated October 27, 1995 reporting
          Item 4 (Changes in Registrant's Certifying Accountant) was filed on November 2, 1995.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          LEE PHARMACEUTICALS



 Date:  January 12, 1996       RONALD G. LEE
        ----------------       -----------------------
                                Ronald G. Lee
                                Chairman of the Board




     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 Date:  January 12, 1996       RONALD G. LEE
        ----------------       -----------------------
                                Ronald G. Lee
                                Chairman of the Board
                                (Principal Executive Officer) and Director

 Date:  January 12, 1996       HENRY L. LEE, JR.
        ----------------       -----------------------
                                Henry L. Lee, Jr.
                                Director

 Date:  January 12, 1996       THEO. H. DETTLAFF
        ----------------       -----------------------
                                Theo. H. Dettlaff
                                Director

 Date:  January 12, 1996       WILLIAM M. CALDWELL IV
        ----------------       -----------------------
                                William M. Caldwell IV
                                Director

 Date:  January 12, 1996       MICHAEL L. AGRESTI
        ----------------       -----------------------
                                Michael L. Agresti
                                Vice President -- Finance
                                (Principal Financial and Accounting Officer)