Form 10QSB
period 1995-12-31
LEE PHARMACEUTICALS
filed 1996-02-14
CIK 58411

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    December 31, 1995
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to _______________________







Commission file number                   1-7335
                      --------------------------------------------------------

                            LEE PHARMACEUTICALS
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               California                                     95-2680312
---------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification No.)
             or organization)


           1444 Santa Anita Avenue, South El Monte, California  91733
------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (818) 442-3141
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

     As of December 31, 1995 there were outstanding 4,135,162 shares of common stock of the registrant.

     Transitional Small Business Disclosure Format (check one):

Yes      No  X
    ---     ---

                                                          FORM 10-QSB


                              LEE PHARMACEUTICALS
                                  BALANCE SHEET
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                   ASSETS
Cash                                                                     $    67

Accounts and notes receivable (net of allowances: $372)                    1,213

Inventories:
    Raw materials                                           $1,781
    Work in process                                            249
    Finished goods                                             461
                                                           -------

    Total inventories                                                      2,491

Other current assets                                                       1,134
                                                                         -------
    Total current assets                                                   4,905

Property, plant and equipment (less
    accumulated depreciation and
    amortization: $6,567)                                                    548

Goodwill and other assets, net of
    accumulated amortization                                               2,894
                                                                         -------
        TOTAL                                                            $ 8,347
                                                                         -------
                                                                         -------



                         See notes to financial statements.

                                                          FORM 10-QSB


                                LEE PHARMACEUTICALS
                                   BALANCE SHEET
                                 DECEMBER 31, 1995
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)


     LIABILITIES
Note payable to bank                                  $   283
Notes payable, other                                      250
Current portion - royalty agreements                      743
Accounts payable                                        1,631
Other accrued liabilities                                 563
Due to related parties                                    153
Deferred income                                            65
                                                      -------

     Total current liabilities                          3,688
                                                      -------

Long-term notes payable to related parties              3,293
                                                      -------

Long-term payable--royalty agreements, less
  current portion $743,000                              1,329
                                                      -------

Deferred income                                           256
                                                      -------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' DEFICIENCY

Common stock, $.10 par value; authorized,
  7,500,00 shares; issued and outstanding,
  4,135,162 shares                                        413

Additional paid-in capital                              4,222

Accumulated deficit                                    (4,854)
                                                      -------

     Total stockholders' deficiency                      (219)
                                                      -------

          TOTAL                                       $ 8,347
                                                      -------
                                                      -------



                   See notes to financial statements.

                                                          FORM 10-QSB


                           LEE PHARMACEUTICALS

                         STATEMENTS OF OPERATIONS
            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                FOR THE THREE MONTHS
                                                  ENDED DECEMBER 31,
                                                1995             1994
                                             ----------       ----------
                                             (UNAUDITED)      (UNAUDITED)
Gross revenues                                $  1,970         $ 2,501
Less: Sales returns                               (167)            (85)
      Cash discounts and others                    (18)            (20)
                                              --------         -------

Net revenues                                     1,785           2,396
                                              --------         -------

Costs and expenses:

   Cost of sales                                   729             924
   Selling and advertising expense                 774           1,007
   General and administrative expense              347             380
                                              --------         -------


Total costs and expenses                         1,850           2,311
                                              --------         -------


(Loss) income from operations                      (65)             85

Other income                                        16              18
                                              --------         -------


Net (loss) income                               $  (49)        $   103
                                              --------         -------
                                              --------         -------

Per share:

   Net (loss) income                            $ (.01)        $  .02
                                              --------         -------
                                              --------         -------



                     See notes to financial statements.

                                                          FORM 10-QSB


                             LEE PHARMACEUTICALS
                           STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                                 FOR THE THREE MONTHS
                                                  ENDED DECEMBER 31,
                                                1995             1994
                                             ----------       ----------
                                             (UNAUDITED)      (UNAUDITED)

Cash flows from operating activities:
  Net (loss) income . . . . . . . . . . . . .  $   (49)         $   103
                                               -------          -------
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
  Depreciation. . . . . . . . . . . . . . . .       48               69
  Amortization of intangibles . . . . . . . .       68               72
Change in operating assets and liabilities:
  Decrease (increase) in accounts receivable.      118             (553)
  (Increase) decrease in inventories  . . . .      (31)              60
  (Increase) decrease in other current assets      (47)              64
  (Decrease) increase in accounts payable . .       (5)             303
  (Decrease) in accounts payable
    related party . . . . . . . . . . . . . .     (235)              (5)
  (Decrease) in note payable bank . . . . . .       (6)              (2)
  Increase in notes payable - other . . . . .       85               --
  Increase (decrease) in other accrued
    liabilities . . . . . . . . . . . . . . .      105              (89)
  (Decrease) in deferred income . . . . . . .      (16)             (16)
                                               -------          -------
  Total adjustments . . . . . . . . . . . . .       84              (97)
                                               -------          -------
  Net cash provided by operating activities .       35                6
                                               -------          -------

Cash flows from investing activities:
  Additions to property, plant, and equipment       (9)             (35)
  Acquisition of product brands . . . . . . .      (29)            (335)
                                               -------          -------
                                               -------          -------

  Net cash (used in) investing activities . .      (38)            (370)


Cash flows from financing activities:
  Increase in bank overdraft. . . . . . . . .       --               20
                                               -------          -------
  (Payments on) proceeds from notes payable
    to related parties  . . . . . . . . . . .      (53)             250
                                               -------          -------

    Net cash (used in) provided by financing
      activities. . . . . . . . . . . . . . .      (53)             270
                                               -------          -------

Net (decrease) in cash  . . . . . . . . . . .      (56)             (94)
Cash, beginning of year . . . . . . . . . . .      123              106
                                               -------          -------

Cash, end of year . . . . . . . . . . . . . .  $    67          $    12
                                               -------          -------
                                               -------          -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:

  Interest. . . . . . . . . . . . . . . . . .  $    57          $    33
                                               -------          -------
                                               -------          -------


                       See notes to financial statements.

                                                          FORM 10-QSB


   NOTES TO FINANCIAL INFORMATION

1. Basis of presentation:

   The accompanying balance sheet as of December 31, 1995, and the statements of operations and cash flows for the periods ended December 31, 1995, and 1994, have not been audited by independent accountants but reflect all adjustments, consisting of any normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for such periods. The results of operations for the three months ended December 31, 1995, are not necessarily indicative of results to be expected for the year ending September 30, 1996.

   Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

   The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1995.

   The Company is involved in various matters involving environmental cleanup issues. SEE "Item 2. Management's Discussion and Analysis or Plan of Operations" and Note 10 of Notes to Financial Statements included in the Company's Form 10-KSB for the fiscal year ended September 30, 1995. The ultimate outcome of these matters cannot presently be determined. Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. The Company's proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated.

2. Net income (loss) per share:

   Net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents are included in these calculations where their effect on net income per share is dilutive. The weighted average number of shares was 4,135,162 for all periods presented.

3. Change in accounting policy:

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

   Certain reclassifications have been made in the Statement of Cash Flows for the quarter ending December 31, 1994, to make the statement comparable to the December 31, 1995 presentation.

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   MATERIAL CHANGES IN RESULTS OF OPERATIONS
   THREE MONTHS ENDED DECEMBER 31, 1995, AND DECEMBER 31, 1994

   Gross revenues declined by 21% from $2,501,000 in the quarter ended
   December 31, 1994, to $1,970,000 in the quarter ended December 31, 1995.
   The lower gross revenues were attributed to a decrease in the Company's nail products. The reduced sales volume was the result of customer consolidations by the retailers and an overall decline in the nail extender market. The reduction in gross revenues was marginally offset by sales of the newly acquired over-the-counter brands such as; XS-Registered Trademark-, Baby Gasz-TM-, Baby Gumz-TM-, and Brush 'n Floss-Registered Trademark-.

                                                          FORM 10-QSB


   Net revenues decreased by approximately $611,000 or 26% for the three months ended December 31, 1995, as compared to the three months ended December 31, 1994. The reduction in net revenue was due to the same reasons noted above regarding gross revenues. In addition, the sales returns increased $82,000 or 96% when comparing the three months ended December 31, 1995, and 1994. The sales returns during the quarter ended December 31, 1994, were abnormally low. The Company's percentage of sales returns to gross sales varies from quarter to quarter, but the overall average is approximately 8 - 12%.

   Cost of sales was 37% of gross revenues for the quarters ended
   December 31, 1995, and December 31, 1994. The percentage remained constant due to the Company's ability to consolidate its production facilities (reducing overall occupied facility square footage by 25%) since August 1995 and decreasing other manufacturing overhead costs because of the lower sales volume.

   Selling and advertising expenses declined $233,000 or 23% when comparing the three months ended December 31, 1995, with three months ended December 31, 1994. The reduction of expenses was mainly due to the following factors; 1) decrease in payroll and related fringe benefits due to cutbacks of personnel, 2) decline in advertising promotional costs, 3) lower manufacturer representative commissions (lower sales volume) and 4) lower freight and amortization expenses.

   General and administrative expenses decreased when comparing the quarters ended December 31, 1995, and 1994. The decrease of approximately $33,000 or 9% was primarily due to the reduction in payroll and related fringe benefits due to cutbacks of personnel. This decrease was partially offset by an increase in interest expense due to an increase in the average debt outstanding and higher average monthly interest rates.

   LIQUIDITY AND CAPITAL RESOURCES

   During the three months ended December 31, 1995, working capital decreased to $1,217,000 from $1,260,000 at September 30, 1995. The Company's current ratio was 1.3 to 1 at December 31, 1995, and September 30, 1995.

   The Company has taken steps to conserve cash by reducing its occupied facility square footage by 25% since August 1995. The six month advance rent buyout and subleases associated with two vacated facilities will have an annualized economic savings of approximately $133,000. Additionally, the Company is conducting a review of its inventory and is diligently working to reduce the amount of working capital tied up in inventory.

   The Company has an accumulated deficit of $4,854,000. The Company's recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they came due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including obtaining additional financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

                                                          FORM 10-QSB


   The Company and nearby property owners are in the process of engaging a consultant to perform a site investigation with respect to soil and shallow groundwater contamination. Based upon proposals received to date, the Company currently estimates the cost to perform the site investigation to be $175,000. Accordingly, while recognizing it may be jointly and severally liable for the entire cost, the financial statements as of September 30, 1995, recognized the proportionate amount ($87,500) which the Company believes is its liability for a site investigation.

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

   The Company's South El Monte manufacturing facility is also located over a large area of possibly contaminated regional groundwater which is part of the San Gabriel Valley Superfund site. The Company has been notified that it is a potentially responsible party ("PRP") for the contamination. The cost of cleanup of the groundwater is not known at this time. In September 1992, EPA announced that the levels of contamination in the Whittier Narrows area of the Superfund site were sufficiently low and that it was not planning a cleanup at this time, but rather would continue to monitor the groundwater for an indefinite period. The Company's property is adjacent to the Whittier Narrows area. Except as described above, it is not clear what action the EPA will take with respect to the Company's property.

   In August 1995, the Company was informed that the EPA entered into an Administrative Order on Consent with Cardinal Industrial Finishes ("Cardinal") for a PRP lead remedial investigation and feasibility study (the "Study") which the EPA states, will both characterize the extent of groundwater contamination in South El Monte and analyze alternatives to control the spread of contamination. The Company and others have entered into the South El Monte Operable Unit Site Participation Agreement with Cardinal pursuant to which, among other things, Cardinal will contract with an environmental firm to conduct the Study. The Study is anticipated to take eighteen to twenty-four months. The Company's share of the cost of the Study is currently $15,000 and was accrued for in the financial statements as of September 30, 1995.

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

   Currently, the Company does not have any reliable information on the likely cleanup costs of its property. Thus, it cannot determine the extent, if any of its share of liability for any such costs. The Company has been seeking reimbursement of costs from its insurance carriers, who have denied reimbursement of costs, based on their review and analysis of the insurance policies, the history of the site, the nature of the claims, and current court decisions in such cases.

                                                          FORM 10-QSB

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under Part I, Item 2, "Management's Discussion and Analysis or Plan of Operations - Environmental Matters" is incorporated herein by reference. SEE ALSO "Legal Proceedings" in the Company's Form 10-KSB for the fiscal year ended September 30, 1995.

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

    10.10 - Lease dated April 16, 1990, for the premises located at 1516 Santa Anita Avenue, South El Monte, California (6)

    10.11 - Lease dated March 1, 1991, for the premises located at 1444 Santa Anita Avenue, South El Monte, California (6)

    10.12 - Lease dated March 1, 1991, for the premises located at 1445 Lidcombe Avenue, South El Monte, California (7)

    10.13 - Promissory notes which were amended in September 1992 evidencing advances by the Registrant's officers and directors (8)

    10.14 - Promissory notes which were amended in September 1994 evidencing advances by the Registrant's officers and directors (9)

    10.15 - Promissory notes evidencing advances made by the Registrant's officers and directors (9)

                                                          FORM 10-QSB


    10.16 -  Promissory notes evidencing advances made to the Registrant  (9)

    10.17 - Promissory notes which were amended in January 1995 evidencing advances by the Registrant's officers and directors (10)

    10.18 - Promissory notes evidencing advances made by the Registrant's officers and directors (10)

    10.19 - Promissory notes which were amended in July 1995 evidencing advances made to the Registrant (10)

    10.20 -  Royalty agreement dated August 31, 1994, between Lee
             Pharmaceuticals and The Fleetwood Company, regarding a brand acquisition (10)


    10.21 -  Royalty agreement dated October 4, 1988, between Lee
             Pharmaceuticals and Roberts Proprietaries, Inc., regarding a brand acquisition (10)

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

    (9) Filed as Exhibit 13.34 with the Company's Form 10-KSB Annual Report for the fiscal year ended September 30, 1994, filed with the Securities and Exchange Commission in December 1994 and incorporated herein by reference.

    (10)  Filed as Exhibits 10.17, 10.18, 10.19, 10.20, and 10.21 with the
          Company's Form 10-KSB Annual Report for the fiscal year ended September 30, 1995, filed with the Securities and Exchange Commission and incorporated herein by reference.

                                                          FORM 10-QSB


                                      SIGNATURES

In accordance with the requirements of the Securities Exchange Acts of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 LEE PHARMACEUTICALS
                                                     (Registrant)



Date:    02/09/96                                    RONALD G. LEE
      ---------------------                -----------------------------------
                                                     Ronald G. Lee
                                                       President



Date:    02/09/96                                  MICHAEL L. AGRESTI
      ---------------------                -----------------------------------
                                                   Michael L. Agresti
                                                Vice President - Finance