Form 10QSB
period 1996-03-31
LEE PHARMACEUTICALS
filed 1996-05-15
CIK 58411

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                     FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended               March 31, 1996
                               ----------------------------------------
                                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________




Commission file number                        1-7335
                               ---------------------------------------

                             LEE PHARMACEUTICALS
- ----------------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)

                 California                               95-2680312
(State or other jurisdiction of incorporation          (I.R.S. Employer
              or organization)                        Identification No.)


     1444  Santa Anita Avenue, South El Monte, California  91733
- ----------------------------------------------------------------------
                  (Address of principal executive offices)
                                (Zip Code)

                              (818)  442-3141
- ----------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                                    N/A
- ----------------------------------------------------------------------
        (Former name, former address and former fiscal year,
                   if changed since last report)

    Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

    As of March 31, 1996 there were outstanding 4,135,162 shares of common stock of the registrant.

    Transitional Small Business Disclosure Format (check one):
Yes       No   X
    -----    -----

                                                                     Form 10-QSB


                                 LEE PHARMACEUTICALS
                                    BALANCE SHEET
                                    MARCH 31, 1996
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

          ASSETS

Cash                                                                $      13

Accounts and notes receivable (net of allowances: $376)                 1,484

Inventories:
  Raw materials                                          $ 1,811
  Work in process                                            283
  Finished goods                                             387
                                                          ------
  Total inventories                                                     2,481

Other current assets                                                    1,091
                                                                     --------
  Total current assets                                                  5,069

  Property, plant and equipment (less
    accumulated depreciation and
    amortization: $6,552)                                                 507

Goodwill and other assets, net of
    accumulated amortization                                            2,726
                                                                     --------

    TOTAL                                                            $  8,302
                                                                     --------
                                                                     --------

                          See notes to financial statements.

                                                                     Form 10-QSB
                                 LEE PHARMACEUTICALS
                                    BALANCE SHEET
                                    MARCH 31, 1996
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)


          LIABILITIES
Bank overdraft                                                       $    168
Note payable to bank                                                      285
Notes payable, other                                                      341
Current portion - royalty agreements                                      743
Accounts payable                                                        1,398
Other accrued liabilities                                                 768
Due to related parties                                                    301
Deferred income                                                            65
                                                                     --------

    Total current liabilities                                           4,069
                                                                     --------

Long-term notes payable to related parties                              3,368
                                                                     --------

Long-term notes payable, other                                              8
                                                                     --------

Long-term payable--royalty agreements, less current portion $743        1,145
                                                                     --------

Deferred income                                                           240
                                                                     --------

          COMMITMENTS AND CONTINGENCIES


          STOCKHOLDERS' DEFICIENCY

Common stock, $.10 par value; authorized, 7,500,00 shares;
 issued and outstanding, 4,135,162 shares                                 413

Additional paid-in capital                                              4,222

Accumulated deficit                                                    (5,163)
                                                                     --------

    Total stockholders' deficiency                                       (528)
                                                                     --------

          TOTAL                                                      $  8,302
                                                                     --------
                                                                     --------

                          See notes to financial statements.

                                                                     Form 10-QSB
                                 LEE PHARMACEUTICALS
                               STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                   ENDED MARCH 31,                 ENDED MARCH 31,
                                                               1996           1995           1996           1995
                                                             ---------      ---------      ---------      ---------
                                                           (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Gross revenues                                              $   2,170      $   2,885      $   4,140      $   5,386
Less:  Sales returns                                             (380)          (597)          (547)          (682)
  Cash discounts and others                                       (12)           (21)           (30)           (41)
                                                             --------       --------       --------       --------

Net revenues                                                    1,778          2,267          3,563          4,663
                                                             --------       --------       --------       --------

Costs and expenses:

  Cost of sales                                                   744          1,160          1,473          2,084
  Selling and advertising expense                                 927          1,182          1,701          2,189
  General and administrative expense                              439            412            786            792
                                                             --------       --------       --------       --------

Total costs and expenses                                        2,110          2,754          3,960          5,065
                                                             --------       --------       --------       --------

Loss from operations                                             (332)          (487)          (397)          (402)

Other income                                                       22             30             38             48
                                                             --------       --------       --------       --------

Net loss                                                     $   (310)      $   (457)      $   (359)      $   (354)
                                                             --------       --------       --------       --------
                                                             --------       --------       --------       --------

Per share:

  Net loss                                                   $   (.08)      $   (.11)      $   (.09)      $   (.09)
                                                             --------       --------       --------       --------
                                                             --------       --------       --------       --------

                          See notes to financial statements.

                                                                     Form 10-QSB

                                 LEE PHARMACEUTICALS
                               STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)


                                                         FOR THE SIX MONTHS
                                                           ENDED MARCH 31,

                                                           1996         1995
                                                         --------     --------
                                                       (UNAUDITED)  (UNAUDITED)
Cash flows from operating activities:
  Net (loss). . . . . . . . . . . . . . . . . . .          $  (359)   $   (354)
                                                           -------    --------
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation. . . . . . . . . . . . . . . . . .              93          137
  Amortization of intangibles . . . . . . . . . .             135          143
  (Gain) on disposal of property,
    plant and equipment . . . . . . . . . . . . .              (9)         (11)
Change in operating assets and liabilities:
  (Increase) in accounts receivable . . . . . . .            (153)        (710)
  (Increase) decrease in inventories  . . . . . .             (21)         254
  (Increase) decrease in other current assets . .              (4)          86
  (Decrease) increase in accounts payable . . . .            (238)         302
  (Decrease) increase in accounts payable
   related party. . . . . . . . . . . . . . . . .             (87)         156
  (Decrease) in note payable bank . . . . . . . .              (4)          --
  Increase in notes payable - other . . . . . . .             176           --
  Increase in other accrued liabilities . . . . .             312          133
  (Decrease) in deferred income . . . . . . . . .             (33)         (32)
                                                           -------    --------
  Total adjustments . . . . . . . . . . . . . . .             167          458
                                                           -------    --------
  Net cash (used in) provided by
   operating activities . . . . . . . . . . . . .            (192)         104
                                                           -------    --------

Cash flows from investing activities:
  Additions to property, plant, and equipment . .             (11)         (52)
  Acquisition of product brands . . . . . . . . .            (114)        (466)
  Proceeds from sale of equipment . . . . . . . .               9           11
                                                           -------    --------

  Net cash (used in) investing activities . . . .            (116)        (507)
                                                           -------    --------

Cash flows from financing activities:
  Increase in bank overdraft. . . . . . . . . . .             168           46
  Proceeds from notes payable to related parties.              22          288
  Proceeds from (payments on) notes payable, other              8           (4)
                                                           -------    --------
    Net cash provided by financing activities . .             198          330
                                                           -------    --------

Net (decrease) in cash. . . . . . . . . . . . . .            (110)         (73)
Cash, beginning of year . . . . . . . . . . . . .             123          106
                                                           -------    --------

Cash, end of period . . . . . . . . . . . . . . .          $    13    $     33
                                                           -------    --------
                                                           -------    --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest. . . . . . . . . . . . . . . . . . . .          $   112    $     87
                                                           -------    --------
                                                           -------    --------

                          See notes to financial statements.

                                                                     Form 10-QSB


         NOTES TO FINANCIAL INFORMATION

    1.   Basis of presentation:

    The accompanying balance sheet as of March 31, 1996, and the statements of operations and cash flows for the periods ended March 31, 1996, and 1995, have not been audited by independent accountants but reflect all adjustments, consisting of any normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for such periods. The results of operations for the three months and six months ended March 31, 1996, are not necessarily indicative of results to be expected for the year ending September 30, 1996.

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

2.  Net loss per share:

    Net loss per share is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents (common stock options) are not included in these calculations where their effect on net loss per share is anti-dilutive. The weighted average number of shares was 4,135,162 for all periods presented.

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

    Certain reclassifications have been made in the Statement of Cash Flows for the six months ending March 31, 1995, to make the statement comparable to the March 31, 1996 presentation.

ITEM 2.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

    MATERIAL CHANGES IN RESULTS OF OPERATIONS
    THREE MONTHS ENDED MARCH 31, 1996, AND MARCH 31, 1995

    Gross revenues declined by 25% from $2,885,000 in the quarter ended March 31, 1995, to $2,170,000 in the quarter ended March 31, 1996. The lower gross revenues were attributed to a decrease in the Company's nail extender products and depilatories. The reduced sales volume was the result of customer consolidations by the retailers and the continued overall decline in the nail extender market. The reduction in gross revenues was marginally offset by sales of the newly acquired over-the-counter brands such as; XS-Registered Trademark-, Baby Gasz-TM-, Baby Gumz-TM-, and Brush'n Floss-Registered Trademark-.

                                                                     Form 10-QSB

    Net revenues decreased by approximately $489,000 or 22% for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. The decline in net revenue was due to the same reasons noted above regarding gross revenues. The sales returns level decreased $217,000 or 36% when comparing the three months ended March 31, 1996, and 1995. The sales returns during the quarters ending March 31, 1996 and March 31, 1995, were abnormally high. The increased returns were partially due to the shrinking of the shelf space, by our major retail customers, and year end planogram changes. The Company's percentage of sales returns to gross sales varies from quarter to quarter, but the overall average is approximately 9 - 13%.

    Cost of sales was 34% of gross revenues for the quarter ended March 31, 1996 and 40% for the quarter ended March 31, 1995. The lower percentage was the result of the product mix, utilization of less direct labor manpower and the Company's ability to consolidate its production facilities (reducing overall occupied facility square footage by 25%) since August 1995.

    Selling and advertising expenses declined approximately $255,000 or 22% when comparing the three months ended March 31, 1996, with three months ended March 31, 1995. The reduction of expenses was basically due to the following factors; 1) lower payroll and related fringe benefits, 2) decline in media and cooperative advertising, 3) lower manufacturer representative commissions (due to lower sales volume) and 4) lower freight and amortization expenses.

    General and administrative expenses remained relatively constant when comparing the quarters ended March 31, 1996, and 1995.

    MATERIAL CHANGES IN RESULTS OF OPERATIONS
    SIX MONTHS ENDED MARCH 31, 1996, AND MARCH 31, 1995

    Gross revenues for the six months ended March 31, 1996, were $4,140,000, a decrease of approximately $1,246,000 or 23% from the comparable six month period ended March 31, 1995. The decline in gross revenues was due to lower sales of the Company's nail extender products and depilatories. Contracting inventory levels by the retailers and a decline in the overall marketplace for nail extender items is the cause for the reduced sales volume. The reduction in gross revenues was marginally offset by sales of the newly acquired over-the-counter brands such as; XS, Baby Gasz, Baby Gumz, and Brush'n Floss. Net revenues for the six months ended March 31, 1996 were $3,563,000, a decrease of $1,100,000 or 24%, from the comparable six month period ended March 31, 1995.

    Cost of sales as a percentage of gross revenues for the six months ended March 31, 1996, as compared to the six month period ended March 31, 1995, was 36% versus 39% respectively. The reduced cost of sales percentage when comparing the six months period ended March 31, 1996, and 1995 is principally due to the reasons stated above when comparing the current quarter March 31, 1996, and 1995.

    Selling and advertising expenses decreased $488,000 or 22% when comparing the six months ended March 31, 1996, with the six months ended March 31, 1995. The lower expenses when comparing the six month period ended March 31, 1996, and 1995 is basically due to the reasons stated above when comparing the current quarter March 31, 1996, and 1995.

    General and administrative expenses remained relatively constant when comparing the six months ended March 31, 1996, and March 31,1995.

    LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended March 31, 1996, working capital decreased to $1,000,000 from $1,260,000 at September 30, 1995. The Company's current ratio was 1.3 to 1 at March 31, 1996, and September 30, 1995.

    The Company has taken steps to conserve cash by reducing its occupied facility square footage by 25% since August 1995. The six month advance rent buyout and subleases associated with two vacated facilities will have an annualized economic savings of approximately $133,000. The Company is continuing a review of its inventory and is diligently working to reduce the amount of working capital tied up in inventory.

                                                                     Form 10-QSB

    The Company has an accumulated deficit of $5,163,000. The Company's recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they came due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including obtaining additional financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

                                                                     Form 10-QSB

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

         (1)   Filed as an Exhibit of the same number with the Company's Form
               S-1 Registration   Statement filed with the Securities and
               Exchange Commission on February 5, 1973,    (Registrant No. 2-
               47005), and incorporated herein by reference.

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

                                            LEE PHARMACEUTICALS
                                            -------------------
                                                (Registrant)



Date: 5/10/96                                    Ronald G. Lee
     ----------                             --------------------
                                                Ronald G. Lee
                                                  President


Date: 5/10/96                                    Michael L. Agresti
     ----------                              ------------------------
                                                 Michael L. Agresti
                                              Vice President - Finance