Form 10QSB
period 1996-06-30
LEE PHARMACEUTICALS
filed 1996-08-14
CIK 58411

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


                                     FORM 10-QSB


/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                    June   30,  1996
                                    --------------------------------------------
    OR

/x/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________________to _______________________









Commission file number                          1-7335
                        -------------------------------------------------------

                                         LEE  PHARMACEUTICALS
- --------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

       California                                     95-2680312
- ------------------------------------   ----------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

              1444 Santa Anita Avenue, South El Monte, California  91733
- --------------------------------------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                                  (818) 442-3141
- --------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                       N/A
- --------------------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

    Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x    No
    ---       ---

    As of June 30, 1996 there were outstanding 4,135,162 shares of common stock of the registrant.

    Transitional Small Business Disclosure Format (check one):
Yes       No   x
    ---       ---

                                                                     FORM 10-QSB


                                 LEE PHARMACEUTICALS
                                    BALANCE SHEET
                                    JUNE 30, 1996
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)




              ASSETS

Cash
                                                                         $    7

Accounts and notes receivable (net of allowances: $369)                   1,400

Inventories:
    Raw materials                                              $1,784
    Work in process                                               254
    Finished goods                                                268
                                                                ------
    Total inventories                                                     2,306
                                                                          ------
Other current assets                                                      1,167
                                                                         ------
    Total current assets                                                  4,880

Property, plant and equipment (less
     accumulated depreciation and
     amortization: $6,570)                                                  470


Goodwill and other assets, net of
    accumulated amortization                                              2,483
                                                                          ------

       TOTAL                                                             $7,833
                                                                          ------
                                                                          ------

                          See notes to financial statements.

                                                                     FORM 10-QSB

                                 LEE PHARMACEUTICALS
                                    BALANCE SHEET
                                    JUNE 30, 1996
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)




     LIABILITIES

Bank overdraft                                                     $    101
Note payable to bank                                                      8
Notes payable, other                                                    464
Current portion - royalty agreements                                    743
Accounts payable                                                      1,070
Other accrued liabilities                                               852
Due to related parties                                                  342
Deferred income                                                          65
                                                                   --------

     Total current liabilities                                        3,645
                                                                   --------

Long-term notes payable to related parties                            3,319
                                                                   --------

Long-term notes payable, other                                          281
                                                                   --------

Long-term payable--royalty agreements, less current portion $743        960
                                                                   --------

Deferred income                                                         224
                                                                   --------

     COMMITMENTS AND CONTINGENCIES


     STOCKHOLDERS' DEFICIENCY

Common stock, $.10 par value; authorized, 7,500,00 shares;
issued and outstanding, 4,135,162 shares                                413

Additional paid-in capital                                            4,222

Accumulated deficit                                                  (5,231)
                                                                   --------
     Total stockholders' deficiency                                    (596)
                                                                   --------

          TOTAL                                                    $  7,833
                                                                   --------
                                                                   --------

                          See notes to financial statements.

                                                                     FORM 10-QSB

                                 LEE PHARMACEUTICALS

                               STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               For the Three Months          For the Nine Months
                                                  Ended June 30,                Ended June 30,

                                                1996           1995           1996           1995
                                              ---------      ---------      ---------      ---------
                                             (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

Gross revenues                                $   2,274      $   2,302      $   6,414      $   7,688
Less:  Sales returns                               (261)           (93)          (808)          (775)
       Cash discounts and others                    (79)           (22)          (109)           (63)

                                              ---------      ---------      ---------      ---------
Net revenues                                      1,934          2,187          5,497          6,850
                                              ---------      ---------      ---------      ---------

Costs and expenses:

     Cost of sales                                  950            968          2,423          3,052
     Selling and advertising expense                677            934          2,378          3,123
     General and administrative expense             393            346          1,179          1,138
                                              ---------      ---------      ---------      ---------

Total costs and expenses                          2,020          2,248          5,980          7,313
                                              ---------      ---------      ---------      ---------

Loss from operations                                (86)           (61)          (483)          (463)

Other income                                         19             18             57             66
                                              ---------      ---------      ---------      ---------

Net loss                                      $     (67)     $     (43)     $    (426)     $    (397)
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------
Per share:

     Net loss                                 $    (.02)     $    (.01)     $    (.10)     $    (.10)
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------


See notes to financial statements.

                                                                     FORM 10-QSB

                                 LEE PHARMACEUTICALS
                               STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)


                                                                           FOR THE NINE MONTHS
                                                                              ENDED JUNE 30,

                                                                            1996          1995
                                                                          ---------     ---------

                                                                        (UNAUDITED)   (UNAUDITED)
                                                                         ---------     ---------
Cash flows from operating activities:
  Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    (426)    $    (397)
                                                                         ---------     ---------
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .           131           198
  Amortization of intangibles. . . . . . . . . . . . . . . . . . . . .         211           191
  (Gain) on disposal of property, plant and equipment. . . . . . . . .         (12)          (11)

Change in operating assets and liabilities:
  (Increase) in accounts receivable. . . . . . . . . . . . . . . . . .         (69)         (283)
  Decrease in inventories  . . . . . . . . . . . . . . . . . . . . .           154           259
  (Increase) decrease in other current assets. . . . . . . . . . . . .         (80)           58
  (Decrease) in accounts payable . . . . . . . . . . . . . . . . . .          (566)          (56)
  (Decrease) increase in accounts payable related party. . . . . . . .         (46)          170
  (Decrease) in note payable bank. . . . . . . . . . . . . . . . . . .        (281)           --
  Increase in notes payable - other. . . . . . . . . . . . . . . . . .         299            --
  Increase in other accrued liabilities. . . . . . . . . . . . . . . .         396            80
  (Decrease) in deferred income. . . . . . . . . . . . . . . . . . . .         (49)          (49)
                                                                         ---------     ---------
  Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . .          88           557
                                                                         ---------     ---------
  Net cash (used in) provided by operating activities. . . . . . . . .        (338)          160
                                                                         ---------     ---------

Cash flows from investing activities:
  Additions to property, plant, and equipment. . . . . . . . . . . . .         (11)          (52)
  Acquisition of product brands. . . . . . . . . . . . . . . . . . . .        (134)         (511)
  Proceeds from sale of equipment. . . . . . . . . . . . . . . . . . .          12            11
                                                                         ---------     ---------

      Net cash (used in) investing activities. . . . . . . . . . . . .        (133)         (552)
                                                                         ---------     ---------

Cash flows from financing activities:
  Increase in bank overdraft . . . . . . . . . . . . . . . . . . . .           101            82
  (Payments on) proceeds from notes payable to related parties . . .           (27)          228
  Proceeds from (payments on) notes payable, other . . . . . . . . .           281            (9)
                                                                         ---------     ---------

      Net cash provided by financing activities. . . . . . . . . . .           355           301
                                                                         ---------     ---------

Net (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . .          (116)          (91)
Cash, beginning of year. . . . . . . . . . . . . . . . . . . . . . . .         123           106
                                                                         ---------     ---------

Cash, end of period. . . . . . . . . . . . . . . . . . . . . . . . . .   $       7     $      15
                                                                         ---------     ---------
                                                                         ---------     ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     162     $     104
                                                                         ---------     ---------
                                                                         ---------     ---------

                          See notes to financial statements.

                                                                     FORM 10-QSB

    NOTES TO FINANCIAL INFORMATION

1.  Basis of presentation:

    The accompanying balance sheet as of June 30, 1996, and the statements of operations and cash flows for the periods ended June 30, 1996, and 1995, have not been audited by independent accountants but reflect all adjustments, consisting of any normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for such periods. The results of operations for the three months and nine months ended June 30, 1996, are not necessarily indicative of results to be expected for the year ending September 30, 1996.

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

    Certain reclassifications have been made in the Statement of Cash Flows for the nine months ending June 30, 1995, to make the statement comparable to the June 30, 1996 presentation.

4.  Note payable to bank:

    Effective April 26, 1996, the Company renewed its real estate loan with the bank. The note payable to the bank, secured by deed on land and building, requires a monthly payment of $4,200, including interest at Bank of America's base rate plus 4%, maturing March 2001. At April 26, 1996, the interest rate was 12.25%. The note is guaranteed by the former Chairman of the Company and the Company's President.

5.  Line of credit:

    In May 1996, the Company obtained $1,000,000 of financing, in the form of a revolving credit facility. The financing is secured by accounts receivable, equipment, inventories and certain other assets. It is a two year agreement, maturing May 1998, and will automatically continue thereafter until either party terminates on a 90 day prior written notice. The loan and security agreement is subject to a minimum interest of $3,000 per month. The loan bears interest at Bank of America's prime plus 8%.

                                                                     FORM 10-QSB

ITEM 2.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

    MATERIAL CHANGES IN RESULTS OF OPERATIONS
    THREE MONTHS ENDED JUNE 30, 1996, AND JUNE 30, 1995

    Gross revenues were slightly lower (approximately 1%) for the quarter ended June 30, 1996 ($2,274,000), as compared to the quarter ended June 30, 1995 ($2,302,000). The lower gross revenues were attributed to decreased sales of the Company's nail extender products. These lower gross revenues were offset by sales of the Company's depilatories and newly acquired over-the-counter brands such as; XS-Registered Trademark-, Baby Gasz-TM-, Brush 'n Floss-Registered Trademark-, and
    Breath-Gard-TM-.

    Net revenues declined by approximately $253,000 or 12% for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. The lower net revenues were attributed to lower sales of the Company's nail extender products. The reduction in net revenues was marginally offset by sales of the Company's depilatories and newly acquired over-the-counter brands such as; Brush 'n Floss-Registered Trademark-,
    XS-Registered Trademark-, Breath-Gard-TM-, and Baby Gasz-TM-. The Company's sales returns were in the historical range (9% - 13%) for the quarter ended June 30, 1996. However, the sales returns were lower than normal for the quarter ended June 30, 1995. The lower sales returns were because of customer delays in replanogram changes. Credits issued to customers due to the completion of certain promotional programs resulted in a higher "cash discounts and others" for the quarter ended June 30, 1996.

    Cost of sales as a percentage of gross revenues for the three months ended June 30, 1996, as compared to the three months ended June 30, 1996, was constant, 42% versus 42%, respectively. Cost of sales as a percentage of gross revenues for the three months ended March 31, 1996 was 34%. The higher cost of sales as a percentage of gross revenues for the three months ended June 30, 1996 versus March 31, 1996 (42% vs. 34%) was a result, in part, to the higher costs associated with the disposition of excess and obsolete inventory.

    Selling and advertising expenses declined $257,000 or 28% when comparing the three months ended June 30, 1996, with the three months ended June 30, 1995. The reduction of expenses was basically due to the following factors; 1) lower payroll and related fringe benefits, 2) decline in media and cooperative advertising, and 3) lower manufacturer representative commissions (due to reduced commission rate).

    General and administrative expenses increased $47,000 (14%) when comparing the quarters ended June 30, 1996, and 1995. The increase was principally due to the loan fees related to the Company's renewal of a note payable to the bank regarding a real estate loan and the Company's accounts receivable financing and security agreement plus slightly higher legal fees.

    MATERIAL CHANGES IN RESULTS OF OPERATIONS
    NINE MONTHS ENDED JUNE 30, 1996, AND JUNE 30, 1995

    Gross revenues for the nine months ended June 30, 1996, were $6,414,000, a decrease of approximately $1,274,000 or 17% from the comparable nine month period ended June 30, 1995. The decline in gross revenues was attributed to lower sales of the Company's nail extender products and depilatories. An overall decline in the artificial nail marketplace is the cause for the reduced sales volume. The reduction in gross revenues was marginally offset by sales of the newly acquired over-the-counter brands such as; XS-Registered Trademark-, Baby Gasz-TM-, Brush 'n
    Floss-Registered Trademark-, and Breath-Gard-TM-. Net revenues for the nine months ended June 30, 1996 were $5,497,000, a decrease of $1,353,000 or 20%, from the comparable nine month period ended June 30, 1995.

    Cost of sales as a percentage of gross revenues for the nine months ended June 30, 1996, as compared to the nine month period ended June 30, 1995, was 38% versus 40% respectively. The lower percentage was the result of the product mix, utilization of less direct labor manpower, and the Company's ability to consolidate its production facilities (reducing the overall occupied facility square footage by 25%) since August 1995.

                                                                     FORM 10-QSB

    Selling and advertising expenses decreased $745,000 or 24% when comparing the nine months ended June 30, 1996, with the nine months ended June 30, 1995. The lower expenses when comparing the nine month period ended June 30, 1996, and 1995 is basically due to the reasons stated above when comparing the current quarter June 30, 1996, and 1995.

    General and administrative expenses remained relatively constant when comparing the nine months ended June 30, 1996, and June 30,1995.


    LIQUIDITY AND CAPITAL RESOURCES

    During the nine months ended June 30, 1996, working capital decreased to $1,235,000 from $1,260,000 at September 30, 1995. The Company's current ratio was 1.3 to 1 at June 30, 1996, and September 30, 1995.

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

    The Company has an accumulated deficit of $5,231,000. The Company's recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they came due raise substantial doubt about the Company's ability to continue as a going concern. Effective May 21, 1996, the Company obtained $1,000,000 of financing in the form of a revolving credit facility. The loan is secured by accounts receivable, equipment, inventories, and certain other assets. See Note 5 of Notes to Financial Information. The Company's ability to continue in existence is dependent upon future developments, including achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.


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

                                                                     FORM 10-QSB

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

    The Company has been seeking reimbursement of cleanup costs from its insurance carriers. One carrier has paid certain amounts towards cleanup costs that may be incurred and legal fees actually incurred. The Company continues to seek reimbursement from other carriers, although no such payments have been received or agreed to, and there can be no assurances that any such payments will be received. Some carriers have denied liability for costs, based on their review and analysis of the insurance policies, the history of the site, the nature of the claims, and current court decisions in such cases.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the registrant occurred on March 12, 1996. At that meeting, the following directors were elected:

                                            VOTES
                                  ----------------------------
    DIRECTOR                      FOR                 WITHHELD
    --------                      ---                 --------

    Dr. Henry L. Lee              3,409,165           137,370
    Ronald G. Lee                 3,408,715           137,820
    William M. Caldwell IV        3,414,647           131,880

The appointment of George Brenner, CPA as independent auditor of the registrant was also approved by a vote of 3,337,121 shares "FOR", 182,406 shares "AGAINST" and 27,008 shares "ABSTAIN".

Item 6.  Exhibits

The following exhibits have previously been filed by the Company:

         3.1  -    Articles of Incorporation, as amended  (1)

         3.4  -    By-laws, as amended December 20, 1977  (2)

         3.5  -    Amendment of By-laws effective March 14, 1978  (2)

         3.6  -    Amendment to by-laws effective November 1, 1980  (3)

         10.1 - Note payable to bank dated April 26, 1996, between Lee Pharmaceuticals and San Gabriel Valley Bank, secured by the deed on land and building.

         10.2 - Loan and security agreement dated May 21, 1996, between Lee Pharmaceuticals and Preferred Business Credit, Inc. regarding a revolving credit facility financing.

         27   -    Financial Data Schedule

         (1) Filed as an Exhibit of the same number with the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on February 5, 1973, (Registrant No. 2-47005), and incorporated herein by reference.

         (2)  Filed  as  Exhibits  3.4  and  3.5  with  the Company's Form
              10-K Annual Report for the fiscal year ended September 30, 1978, filed with the Securities and Exchange Commission and incorporated herein by reference.

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

                                                           LEE PHARMACEUTICALS
                                                           -------------------
                                                           (Registrant)



    Date:     AUGUST 12, 1996                         RONALD G. LEE
              -------------------                     ------------------------
                                                          Ronald G. Lee
                                                            President



    Date:     AUGUST 12, 1996                         MICHAEL L. AGRESTI
              -------------------                     ------------------------
                                                         Michael L. Agresti
                                                      Vice President - Finance