Form 10KSB
period 1996-09-30
LEE PHARMACEUTICALS
filed 1996-12-27
CIK 58411

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     FORM 10-KSB



(MARK ONE)

                [ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

              [    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)


                            COMMISSION FILE NUMBER 1-7335

                                 LEE PHARMACEUTICALS
                                 -------------------
                    (Name of small business issuer in its charter)

              CALIFORNIA                              95-2680312
              ----------                              ----------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)

    1444 SANTA ANITA AVENUE, SOUTH EL MONTE, CALIFORNIA      91733
    ---------------------------------------------------      -----
         (Address of principal executive offices)          (Zip code)


                      ISSUER'S TELEPHONE NUMBER:  (818) 442-3141
                                             ----------------

            SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT

                                                 Name of Each Exchange
    Title of Each Class                           on Which Registered
    -------------------                          ---------------------

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
Yes  X    No
    ---  ----
    ---  ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:  $8,118,000 Gross

As of the close of business on November 29, 1996, the aggregate market value of Lee Pharmaceuticals common stock held by nonaffiliates was $571,121.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, par value $.10; 4,135,162 shares outstanding as of the close of business on November 29, 1996.

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

   In fiscal years 1993 and 1994, the research and development capability of Lee Pharmaceuticals generated several new product entries, including Lee Press-On Body Tattoos, Lee Brush-On Nail Bleach, Lee Nail Whitener and the Lee Fancy Fingers Nail Jewelry Kit. In addition, the consumer products line of the Company was further diversified by the acquisition of seven products from other manufacturers, including six over-the-counter drug products and Sundance, a line of aloe vera skin care products.

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

   In fiscal 1996, the research and development capability of Lee Pharmaceuticals generated new product entries primarily in the nail care category-specifically eight new colors of Lee Press On Nails in trendy, fashionable colors. In addition, two holiday displays-Lee Halloween Fun Press On Nails and Lee Holiday Elegance-Christmas, were developed. Lee Pharmaceuticals expanded it's personal care category of products through two acquisitions. On February 15, 1996, Lee acquired the Breath-Gard-TM- breath tablets from Sundance Healthcare Products, Inc. in Valencia, California. On September 20, 1996, Lee Pharmaceuticals acquired the full line of Aquafilter-Registered Trademark- Cigarette Holders from the Aquafilter Corporation, Ft. Lauderdale, FL. The acquisition of this well recognized filtration system and its assimilation into the Lee Pharmaceuticals marketing and distribution program is intended to be an important contribution to the Company's growth in 1997 and beyond.

   In fiscal 1997 to date, the Company purchased two oral care brands from Lactona Corporation for $175,000 including inventory valued at approximately $30,000. Also, in fiscal 1997, the Company purchased twenty-eight (28) brands including ointments, nutritional supplements, vitamins, analgesics, and various over-the-counter (OTC) brands from Roberts Laboratories, Inc. for $1,168,089.

DOMESTIC CONSUMER PRODUCTS MARKETING

   Consumer products are sold nationally, principally through major retail drug, food and discount department store chains. Retail distribution is primarily accomplished through a network of independent general merchandise sales representatives. All lines are advertised in a variety of media, including television, magazines and newspapers.

CONSUMER PRODUCTS COMPETITION

   The Consumer Products Division of Lee Pharmaceuticals operates in a highly competitive environment. In the area of fingernail extension, Lee Pharmaceuticals competes with five to six companies, some of which are larger companies with greater financial resources.

   Competition in the depilatory product category is intense, with competitors even more numerous than in the artificial fingernail field. The acquisition of Zip Wax and Bikini Bare brands of hair removal products has given Lee Pharmaceuticals two brands in this category.

   Lee Pharmaceuticals continues to expand its product line via a combination of acquisitions and in-house research and development activity. The consumer products line was historically dominated by nail extension, nail treatment, and nail decor products, but it now includes depilatory products, wax hair removal products, feminine deodorant products, a nail biting deterrent product, nasal care items, over-the-counter drug products, skin care products, men's fragrance products, and tobacco accessory products. The Company's consumer products line today is no longer restricted solely to the cosmetics business.

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

   Material Safety Data Sheets (MSDS) are available on all its consumer finished products. The MSDS's are supplied to the Company's customers upon request.

   All products for export shipped by air or sea which contain listed hazardous materials meet United Nations Standards as of January 1991. The requirements are based on the U.N.'s performance-oriented packaging (POP) specifications found in the "Transport of Dangerous Goods" commonly called "The Orange Book".

DENTAL PRODUCTS SEGMENT

   From its inception in 1971 through 1996, the Company at various times introduced dental products designed to satisfy specific material or supply requirements of the practicing dental professional and of the orthodontic and endodontic specialist.

   Its dental product line consists of a variety of restorative materials (filling materials, core build up materials), splints, orthodontic brackets, Maryland bridge adhesives, and enamel and dentin bonding materials and related products.

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

DENTAL COMPETITION

   The dental preventive and restorative materials industry is highly competitive, and the Company's market share in the total industry is insignificant. The Company competes with larger corporations which have greater financial resources and believes other companies may enter this field. The Company's principal competitors are 3M Dental Division, Kerr, Dentsply, and Unitek. The principal methods of competition are in the area of product marketing performance, technical assistance provided to the customer, and price.

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


                              APPLICABLE TO ALL SEGMENTS

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                                               YEAR ENDED SEPTEMBER 30
                                            ----------------------------
                                              1996       1995     1994
                                              ----       ----     ----
                                              (000)      (000)    (000)
    United States export sales
     (except Canada)......................  $  834    $ 1,161   $  781

RESEARCH PROGRAM

   The Company conducts a research program to enhance its present products and to develop new products. The members of the research staff devote a majority of their time to development of new products and to production in the areas of quality control and technical assistance. As needed, clinical research on products is also done under contract with dental schools and clinics. The Company follows the policy of expensing all research and development costs when incurred. During the years ended September 30, 1996, 1995, and 1994, the Company spent approximately $178,000, $186,000, and $289,000, respectively, on research activities relating to the development of new products or the improvement of existing products. The recent Company trend has been in the direction of brand acquisitions rather than extensive internal research and development. Effective July 1996 the Company eliminated it's internal research and development department, and decided that future testing and research, that cannot be absorbed by its quality assurance and production control departments, will be placed outside the Company.

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

   The Company owns a manufacturing facility located in South El Monte, California. The California Regional Water Quality Control Board (The "RWQCB"), has alleged that the soil and shallow groundwater at the site are contaminated. On August 12, 1991, the Board issued a "Cleanup and Abatement Order" directing the Company to conduct further testing and cleanup the site. The Company did not complete the testing, and in June, 1992, the RWQCB requested that the EPA evaluate the contamination and take appropriate action. At the EPA's request, Ecology & Environment, Inc. conducted an investigation of soil and groundwater on the Company's property. Ecology & Environment Inc.'s Final Site Assessment Report, which was submitted to the EPA in June 1994, did not rule out the possibility that some of the contamination originated on-site, and resulted from either past or current operations on the property. While the Company may be liable for all or part of the costs of remediating the contamination on its property, the remediation cost is not known at this time. The EPA has not taken any further action in this matter, but may do so in the future.

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

   The Company's South El Monte manufacturing facility is also located over a large area of possibly contaminated regional groundwater which is part of the San Gabriel Valley Superfund site. The Company has been notified that it is a potentially responsible party ("PRP") for the contamination. The cost of any cleanup of the groundwater is not known at this time. In September 1992 EPA announced that the levels of contamination in the Whittier Narrows area of the Superfund site were sufficiently low and that it was not planning a cleanup at this time, but rather would continue to monitor the groundwater for an indefinite period. The Company's property is adjacent to the Whittier Narrows area. Except as described above, it is not clear what action the EPA will take with respect to the Company's property.

   In August 1995 the Company was informed that the EPA entered into an Administrative Order on Consent with Cardinal Industrial Finishes ("Cardinal") for a PRP lead remedial investigation and feasibility study (the "Study") which, the EPA states, will both characterize the extent of groundwater contamination in South El Monte and analyze alternatives to control the spread of contamination. The Company and others have entered into the South El Monte Operable Unit Site Participation Agreement with Cardinal pursuant to which, among other things, Cardinal will contract with an environmental firm to conduct the Study. The Study is anticipated to take eighteen to twenty-four months.
The Company's share of the cost of the Study is currently $15,000 which has been accrued for in the accompanying financial statements during fiscal year 1995.

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

   The Company has been seeking reimbursement of cleanup costs from its insurance carriers. One carrier has paid certain amounts towards cleanup costs that may be incurred by buying back its policy and legal fees actually incurred. The Company continues to seek reimbursement from other carriers, although no such other payments have been received or agreed to, and there can be no assurances that any such payments will be received. Some carriers have denied liability for costs, based on their review and analysis of the insurance policies, the history of the site, the nature of the claims, and current court decisions in such cases.

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

   The Internal Standards Organization in September 1996 released specifications (ISO 14000) for companies to use as guidelines in reducing worldwide contamination and improving on recycling operations. The Company believes that demonstrating that the Company meets these specifications is good citizenship and also in time will be necessary for international trade. The Company is proceeding to apply for an ISO 14000 rating.

EMPLOYEES

   The Company's work force of 75 presently includes 22 permanent employees, both salaried and hourly, and 53 personnel leased through employment agencies.

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

   Although the Company does not believe that it is dependent upon any one customer or distributor, a customer accounted for 11% and 7% of the Company's net revenues during fiscal 1996 and 1995, respectively. No other customer accounted for 10% or more of the Company's net revenues for those fiscal years.

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

ITEM 2.  DESCRIPTION OF PROPERTIES.

   The Company occupies, through ownership or lease, seven buildings on contiguous lots in South El Monte, California. The Company owns the following:

                        APPROXIMATE
                          SQUARE
ADDRESS                   FOOTAGE           USAGE
-------                   -------           -----

1428 Santa Anita Avenue   12,000            Chemical processing and filling

   The Company leases the following:

                               APPROXIMATE  AGGREGATE     LEASE
                                 SQUARE     ANNUAL    EXPIRATION
ADDRESS                         FOOTAGE     RENTAL        DATE            USAGE
-------                        -----------  ---------  ----------         -----
1434 Santa Anita Avenue          11,000     $52,812   11/30/2000     Inventory control, purchasing, personnel, data processing, accounting offices and dental production/shipping

1460 Santa Anita Avenue (1)      15,000      64,728   11/30/2000     Executive January 15, 1996, the building was subleased.

1470 Santa Anita Avenue (2)       8,000      43,056   11/30/2000     Effective July 16, 1996, the building was subleased.
1500 Santa Anita Avenue          18,000      85,884   11/30/2000     Warehouse, consumer packaging operations, injection molding and corrugated printing
1516 Santa Anita Avenue          18,000      87,960   11/30/2000     Sales/marketing offices, consumer shipping, and warehouse

1444 Santa Anita Avenue (3)      10,000      66,744   11/30/2005     Executive office, research facility, quality control and
                                                                     bottle printing
1427 Lidcombe Avenue              6,000      28,134   11/30/2000     Maintenance and chemical processing (rear building)

1425 Lidcombe Avenue              6,000      28,134   11/30/2000     Chemical processing and packaging
1445 Lidcombe Avenue (3) (4)      8,000      62,652   11/30/2005     Effective November 8, 1995, the building was subleased on a one-year agreement.
                                                                     The gross monthly rental income is $3,678.


(1) The Company entered into a sublease agreement, effective January 15, 1996, which expires November 30, 2000. The gross annual rental income is $57,250. The tenant occupies 13,000 square feet of the total 15,000 square footage. In June 1998 the sublessee will commence occupancy of the entire 15,000 square footage and the monthly rent will be adjusted accordingly. The sublease includes a cost of living adjustment in June 1998.

(2) The Company entered into a sublease agreement, effective July 16, 1996, which expires November 30, 2000. The gross annual rental income is $39,312. In July 1998 the sublease will be adjusted from $3,276 per month to $3,360 per month.

(3) This property is treated as a sale leaseback agreement between the Company and one of its directors (former Chairman). The monthly lease payments were set at the prevailing rates in the area at the time the leases were written. The buildings were bought by Ronald G. Lee, President, from Dr. Henry L. Lee, former Chairman, in December 1995.

(4) The gross monthly rental income is $3,678. The Company will continue to sublease the building until the owner can locate a buyer.

    All of the Company's business segments use the properties owned or leased by the Company except for 1470 Santa Anita Avenue (subleased effective July 16, 1996), 1460 Santa Anita Avenue (subleased effective January 15, 1996), and 1445 Lidcombe Avenue (subleased effective November 8, 1995).

    The Company has a right of first refusal to acquire most of the buildings which it leases.

    The Company believes that its existing facilities are adequate to enable it to continue to produce its products at their present volume together with any moderate increases thereto.

ITEM 3.  LEGAL PROCEEDINGS.

   In the ordinary course of its business, the Company is involved from time to time in litigation. In the opinion of management of the Company none of the litigation currently pending will have a material effect on its business or financial condition. See Item I - "Applicable to all segments - Environmental protection regulation and litigation" (including the SEC formal investigation) for additional information concerning certain litigation and an investigation by the Securities and Exchange Commission.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not applicable.

                                       PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

   Lee Pharmaceuticals' Common Stock has been traded on the American Stock Exchange since October 24, 1973. During January 1996 the Company's Common Stock was delisted from the American Stock Exchange (AMEX) and was no longer traded on the AMEX. The Company did not meet the guidelines for continued listing of the Company's Common Stock on the American Stock Exchange. Effective January 25, 1996, the Company's Common Stock commenced trading on the electronic over-the-counter bulletin board under the trading symbol LPHM. For the two most recent fiscal years, its shares have closed at high and low trading prices as follows:

                        QTR             HIGH           LOW
         FY 1996        1Q          $  .6875       $  .2500
                        2Q             .4375          .0625
                        3Q             .2500          .0938
                        4Q             .2000          .1400
         FY 1995        1Q          $  .9375       $  .4375
                        2Q            1.0000          .5000
                        3Q             .6875          .4375
                        4Q             .8750          .5000

   There were approximately 851 shareholders of record of the Company's Common Stock as of the close of business on September 30, 1996.

   The Company has not paid any cash dividends and has no present intention of paying cash dividends in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


FISCAL YEARS ENDED SEPTEMBER 30, 1996, AND SEPTEMBER 30, 1995

   Net revenues decreased during fiscal 1996 by $2,202,000 or 24% when compared to fiscal 1995. The decrease in net revenues was the result of lower sales volume of the Company's nail extender products and depilatories. An overall decline in the artificial nail volume and continued customer consolidations by the retailers is the cause for the reduced sales volume. The reduction in net revenues was marginally offset by sales of the Company's newly acquired over-the-counter brands. The new brand acquisitions accounted for approximately 4% of the total net revenues for fiscal 1996. The Company's sales returns increased $267,000 or 29% when comparing fiscal years 1996 and 1995. This increase was attributed to continued customer consolidations by the retailer industry and change in the retailers planogram with fewer SKU's (stock keeping units) of the Company's product being carried.

   As noted under "Description of Business - Consumer Products Segment" the Company has pursued a policy of diversifying its product line and has increasingly emphasized lower priced products.

   Cost of sales as a percentage of gross revenues decreased during fiscal 1996 when compared to fiscal year 1995. The decreased cost of sales percentage (40% versus 47%) is the result of the utilization of less direct labor manpower, the Company's ability to consolidate it's production facilities (reducing the overall occupied facility square footage by 32%) since August 1995, and a lesser charge for inventory obsolescence in the fourth quarter for fiscal 1996 versus 1995 of $77,000 and $355,000, respectively. This accounts for an additional 7% reduction since the Company's fiscal year 1995 filed report. The above cost of sales decrease (40% versus 47%) was partially offset by higher costs associated with the disposition of excess and obsolete inventory.

   Selling and advertising expenses decreased $971,000 or 24% when comparing fiscal years 1996 and 1995. The cost reductions occurred in several major expense classifications, namely: (1) decrease in payroll and related fringe benefits due to cutbacks of personnel, (2) decline in advertising promotion costs, and (3) lower manufacturer representative commissions (lower sales volume).

   Research and development expenses decreased $8,000 or 4% to $178,000 for 1996, as compared to $186,000 during fiscal 1995. A reduction in personnel and related fringe benefit costs explains the reduction in expenditures. The recent Company trend has been in the direction of brand acquisitions rather than extensive internal research and development. Effective July 1996 the Company eliminated it's internal research and development department, and decided that future testing and research, that cannot be absorbed by its quality assurance and production control departments, will be placed outside the Company.

   General and administrative expenses remained constant when comparing fiscal year 1996 and 1995. When comparing fiscal year 1996 and 1995, the following key expense categories decreased due to their non recurring nature such as; an environmental cleanup accrual ($102,500) and a write-off of an affiliate receivable ($83,000). The above reduction in expenses were offset primarily by increases in higher payroll and related fringe benefits ($98,000), legal expenses ($32,000) and loan fees related to the Company's renewal of a note payable to the bank regarding a real estate loan and the Company's accounts receivable financing and security agreement ($16,000).

   Interest expense increased $18,000 or 5% when comparing fiscal years 1996 and 1995. The increase was attributed to the Company's new accounts receivable financing arrangement effective May 21, 1996. The minimum interest expense per month was $3,000.

   Gain on sale of buildings relates to the sale leaseback arrangement since 1991 whereby the Company is realizing a constant deferred gain over the lease term.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital was $395,000 at September 30, 1996, as compared with $1,260,000 at September 30, 1995. The decrease in working capital of $865,000 was primarily due to an increase in current liabilities of $510,000 (basically new borrowings and unpaid product brand acquisitions) and a decrease in current assets of $355,000 primarily due to a decrease in accounts receivable and inventories. The ratio of current assets to current liabilities was 1.1 to 1 at September 30, 1996, and 1.3 to 1 at September 30, 1995, a decline of .2 to 1.

   In comparing fiscal years 1996 and 1995, accounts receivable turnover declined (5.8 versus 8.1) primarily due to the extended number of days credit sales remained uncollected. Accounts payable as a percentage of total costs and expenses increased (22% versus 16%) due basically to the extended payment terms with some of the Company's vendors.

   Customer consolidations, as expected, materialized in fiscal 1996 and will, no doubt, continue in fiscal 1997. Management continues to face lower retail store inventory levels and expanded computerization (EDI - electronic data interchange) in the field.

   The Company has an accumulated deficit of $5,775,000. The Company's recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they came due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

   In order to increase its working capital, the Company reduced it's occupied facility square footage by 7% since July 1996 by subleasing the vacated facility. The sublease agreement expires in November 30, 2000, which is the same expiration date of the Company's master lease. This transaction will reduce the Company's annual rent expense by approximately $39,300. The Company has continued to reduce it's inventory of slow moving items at a price below the listed sales price and scrapping excess inventory items in light of the reduced facility square footage. The effective reduction in inventory was $342,000 ($162,000 actual) plus $180,000 brand acquisition inventory acquired in September 1996 which was not available for shipment until October 1996. Effective May 21, 1996, the Company obtained accounts receivable financing whereby 65% of the eligible domestic accounts receivable, not to exceed $1,000,000, can be financed. The financing is secured by accounts receivable, equipment, inventories, and certain other assets. Also, the Company was successful in renegotiating it's real estate loan ($289,000) which was to mature in March 1996. The new maturity date is March 2001. The loan is being amortized on a ten (10) year basis.

   The Company does not believe that inflation had a significant impact on its operations during fiscal years 1996 and 1995.


ITEM 7.  FINANCIAL STATEMENTS.

                                                                                    PAGE
INDEX TO FINANCIAL STATEMENTS                                                      NUMBER

Independent Auditor's Report                                                         12

Financial Statements:

    Balance sheet as of September 30, 1996                                           13

    Statements of operations for each of the years in the two-year period
    ended September 30, 1996                                                         14

    Statements of changes in stockholders' equity (deficiency) for each of
    the years in the two-year period ended September 30, 1996                        15

    Statements of cash flows for each of the years in the two-year period
    ended September 30, 1996                                                         16

    Notes to financial statements                                                  17-24


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

                                    GEORGE BRENNER

                             CERTIFIED PUBLIC ACCOUNTANT
                          9300 WILSHIRE BOULEVARD, SUITE 480
                           BEVERLY HILLS, CALIFORNIA 90212

                             Independent Auditor's Report


Board of Directors
Lee Pharmaceuticals
South El Monte, California

I have audited the accompanying balance sheet of Lee Pharmaceuticals as of September 30, 1996 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lee Pharmaceuticals as of September 30, 1996, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 1996, in conformity with generally accepted accounting principles.

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

                                  Very truly yours,

                                  GEORGE BRENNER

                                  George Brenner, CPA

December 10, 1996
Beverly Hills, California

                                 LEE PHARMACEUTICALS

                                    BALANCE SHEET

                                  SEPTEMBER 30, 1996


                                    ASSETS
CURRENT ASSETS:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      13,000
    Accounts receivable, less allowance for doubtful accounts of $170,000
       and sales returns allowance of $295,000 (Note 5A) . . . . . . . . . . . . . . . .            1,112,000
    Due from related party . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               73,000
    Inventories (Notes 3 and 5A) . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,298,000
    Prepaid royalties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              755,000
    Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              395,000
                                                                                                -------------
       TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,646,000
                                                                                                -------------

Property, plant and equipment, at cost (Notes 5 and 9):
    Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               49,000
    Building . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              204,000
    Machinery and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,515,000
    Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              346,000
                                                                                                -------------
                                                                                                    7,114,000
    Less accumulated depreciation and amortization . . . . . . . . . . . . . . . . . . .            6,543,000
                                                                                                -------------
       NET PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . . . . . . . . . . . . .              571,000
                                                                                                -------------
INTANGIBLE AND OTHER ASSETS, net of accumulated amortization
    of $3,481,000 (Notes 4, 5A, and 8) . . . . . . . . . . . . . . . . . . . . . . . . .            2,798,000
                                                                                                -------------
TOTAL .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   8,015,000
                                                                                                -------------
                                                                                                -------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      72,000
    Notes payable, other (Note 5). . . . . . . . . . . . . . . . . . . . . . . . . . . .              717,000
    Current portion - royalty agreements . . . . . . . . . . . . . . . . . . . . . . . .              736,000
    Current portion - note payable related party (Note 7). . . . . . . . . . . . . . . .               70,000
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,644,000
    Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              599,000
    Due to related parties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              348,000
    Deferred income (Note 6) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               65,000
                                                                                                -------------
       TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,251,000

LONG-TERM NOTES PAYABLE TO RELATED PARTIES (Note 7). . . . . . . . . . . . . . . . . . .            3,239,000
LONG-TERM PAYABLE - royalty agreements, less current portion $736,000. . . . . . . . . .              781,000
LONG-TERM NOTES PAYABLE, other (Note 8). . . . . . . . . . . . . . . . . . . . . . . . .              300,000
LONG-TERM NOTES PAYABLE TO BANKS (Note 9). . . . . . . . . . . . . . . . . . . . . . . .              377,000
DEFERRED INCOME (Note 6).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              207,000
                                                                                                -------------
       TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,155,000
                                                                                                -------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' DEFICIENCY (Notes 11 and 13):
    Common stock, $.10 par value; authorized 7,500,000 shares;
       issued and outstanding, 4,135,162 shares. . . . . . . . . . . . . . . . . . . . .              413,000
    Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,222,000
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (5,775,000)
                                                                                                -------------
       TOTAL STOCKHOLDERS' DEFICIENCY. . . . . . . . . . . . . . . . . . . . . . . . . .           (1,140,000)
                                                                                                -------------
TOTAL .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   8,015,000
                                                                                                -------------
                                                                                                -------------


       The accompanying notes are an integral part of the financial statements.

                                 LEE PHARMACEUTICALS

                               STATEMENTS OF OPERATIONS

                          FOR THE YEARS ENDED SEPTEMBER 30,



                                                                        1996           1995
                                                                        ----           ----

GROSS REVENUES . . . . . . . . . . . . . . . . . . . . . . . . .   $  8,118,000   $ 10,053,000
    Less:  Sales returns, discounts and allowances                   (1,181,000)      (914,000)
                                                                   ------------   ------------

NET REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . .      6,937,000      9,139,000
                                                                   ------------   ------------

COSTS AND EXPENSES:
    Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .      3,228,000      4,762,000
    Selling and advertising. . . . . . . . . . . . . . . . . . .      3,106,000      4,077,000
    General and administrative . . . . . . . . . . . . . . . . .      1,087,000      1,110,000
    Research and development . . . . . . . . . . . . . . . . . .        178,000        186,000
                                                                   ------------   ------------

TOTAL COSTS AND EXPENSES . . . . . . . . . . . . . . . . . . . .      7,599,000     10,135,000
                                                                   ------------   ------------

OPERATING  LOSS. . . . . . . . . . . . . . . . . . . . . . . . .       (662,000)      (996,000)
INTEREST EXPENSE . . . . . . . . . . . . . . . . . . . . . . . .       (381,000)      (363,000)
GAIN ON SALE OF BUILDINGS AND OTHER (Note 6) . . . . . . . . . .         65,000         65,000
OTHER INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .          8,000         12,000
                                                                   ------------   ------------

NET LOSS (Note 12) . . . . . . . . . . . . . . . . . . . . . . .   $   (970,000)  $ (1,282,000)
                                                                   ------------   ------------
                                                                   ------------   ------------

PER  SHARE:
    Net loss (Note 2). . . . . . . . . . . . . . . . . . . . . .   $       (.23)  $       (.31)
                                                                   ------------   ------------
                                                                   ------------   ------------





       The accompanying notes are an integral part of the financial statements.

                                 LEE PHARMACEUTICALS

              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                          FOR THE YEARS ENDED SEPTEMBER 30,


                                       Common Stock                             Retained
                                        ------------            Additional      Earnings
                                  Number of                       Paid-in     (Accumulated
                                    Shares         Amount         Capital        Deficit)       Total
                                  ----------     ----------     -----------    -----------      -----
Balance at September 30, 1994      4,135,162   $    413,000   $  4,222,000   $ (3,523,000)  $  1,112,000

Net loss                                                                       (1,282,000)    (1,282,000)
                                 -----------   ------------   ------------   ------------   ------------

Balance at September 30, 1995      4,135,162        413,000      4,222,000     (4,805,000)      (170,000)

Net loss                                                                         (970,000)      (970,000)
                                 -----------   ------------   ------------   ------------   ------------

Balance at September 30, 1996      4,135,162   $    413,000   $  4,222,000   $ (5,775,000)  $ (1,140,000)
                                 -----------   ------------   ------------   ------------   ------------
                                 -----------   ------------   ------------   ------------   ------------





       The accompanying notes are an integral part of the financial statements.

                                 LEE PHARMACEUTICALS

                               STATEMENTS OF CASH FLOWS

                          FOR THE YEARS ENDED SEPTEMBER 30,

                                                                                   1996             1995
                                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   (970,000)      $  (1,282,000)
                                                                             ------------       -------------
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        162,000             249,000
    Amortization of intangibles. . . . . . . . . . . . . . . . . . . . . .        950,000             245,000
    (Decrease) in deferred income  . . . . . . . . . . . . . . . . . . . .        (65,000)            (65,000)
    (Gain) on disposal of property, plant and equipment. . . . . . . . . .         (9,000)            (19,000)
Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable . . . . . . . . . . . . . .        219,000            (398,000)
    (Increase) in due from related party . . . . . . . . . . . . . . . . .        (73,000)
    Decrease in inventories. . . . . . . . . . . . . . . . . . . . . . . .        162,000             962,000
    (Increase) decrease in other current assets. . . . . . . . . . . . . .        (63,000)            278,000
    Increase in accounts payable . . . . . . . . . . . . . . . . . . . . .          8,000             358,000
    (Decrease) increase in due to related parties. . . . . . . . . . . . .        (40,000)            223,000
    (Decrease) in customer advances and deposits . . . . . . . . . . . . .                            (26,000)
    (Decrease) in accrued salaries and wages . . . . . . . . . . . . . . .                            (48,000)
    Increase (decrease) in other accrued liabilities . . . . . . . . . . .        144,000            (170,000)
    (Decrease) increase in accrued royalties . . . . . . . . . . . . . . .         (7,000)             83,000
                                                                             ------------       -------------
    Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . .      1,388,000           1,672,000
                                                                             ------------       -------------
       Net cash provided by operating activities . . . . . . . . . . . . .        418,000             390,000
                                                                             ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment . . . . . . . . . . . . . .       (146,000)            (98,000)
    Proceeds from sale of equipment. . . . . . . . . . . . . . . . . . . .          9,000              26,000
    Acquisition of product brands. . . . . . . . . . . . . . . . . . . . .       (622,000)           (552,000)
                                                                             ------------       -------------

       Net cash (used in) investing activities . . . . . . . . . . . . . .       (759,000)           (624,000)
                                                                             ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from (payments on) bank loans . . . . . . . . . . . . . . . .         88,000              (7,000)
    (Payments on) proceeds from notes payable to related party . . . . . .        (37,000)            193,000
    Proceeds from notes payable-other. . . . . . . . . . . . . . . . . . .        852,000              65,000
    (Decrease) in long-term royalty agreements . . . . . . . . . . . . . .       (744,000)
    Increase in bank overdraft . . . . . . . . . . . . . . . . . . . . . .         72,000
                                                                             ------------       -------------
       Net cash provided by (used in) financing activities . . . . . . . .        231,000             251,000
                                                                             ------------       -------------

NET (DECREASE) INCREASE IN CASH. . . . . . . . . . . . . . . . . . . . . .       (110,000)             17,000
Cash, beginning of year. . . . . . . . . . . . . . . . . . . . . . . . . .        123,000             106,000
                                                                             ------------       -------------

Cash, end of year. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     13,000       $     123,000
                                                                             ------------       -------------
                                                                             ------------       -------------

           SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    270,000       $     138,000
                                                                             ------------       -------------
                                                                             ------------       -------------


Acquisition of product brands:
    Fair value of assets acquired. . . . . . . . . . . . . . . . . . . . .   $    922,000       $     628,000
    Fair value of liabilities incurred . . . . . . . . . . . . . . . . . .       (300,000)            (76,000)
                                                                             ------------       -------------

       Net cash payments . . . . . . . . . . . . . . . . . . . . . . . . .   $    622,000       $     552,000
                                                                             ------------       -------------
                                                                             ------------       -------------



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

         CONTINUED EXISTENCE

         The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $5,775,000. The Company's recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they came due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including obtaining additional financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due. Management's plans in regard to these matters are described in Note 15 - "Subsequent Events." The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

         Royalties are amortized ($792,000 per year) over the maximum period of the royalty agreement. All other intangibles are amortized ($158,000 per year) over estimated useful lives which range from six (6) to forty (40) years..

         ENVIRONMENTAL EXPENDITURES

         Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. The Company's proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated. Management believes that the amount accrued at September 30, 1995 for remedial cost studies ($102,500) is adequate based on current information available. Consequently, no additional provision has been recorded in fiscal year 1996. See Note 10 - "Assessment for environmental cleanup."

         MAJOR CUSTOMER


         The Company had one major customer with sales volume approximating 11% and 7% of the Company's net revenues for the years ending September 30, 1996, and 1995, respectively. The amount due from the customer was $249,000 and $118,000 at September 30, 1996, and 1995,
         respectively, and is included in accounts receivable in these financial statements.

         CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times such investments may be in excess of the FDIC limit. In regards to trade receivables, the risk is limited due to the large number of customers comprising the customer base, and the dispersion in different industries and geographies. Generally, the Company does not require collateral for its trade receivables.

         INCOME TAXES

         Income taxes are provided based on earnings reported for financial statement purposes. In accordance with FASB Statement No. 109, the asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - NET LOSS PER SHARE

         Net loss per share is based on the weighted average number of common shares outstanding which were 4,135,162 in 1996 and 1995. Common stock equivalents (common stock options) for fiscal 1996 and 1995 were not considered in the net loss per share computations since the effect was anti-dilutive.

NOTE 3 - INVENTORIES

         Inventories consist of the following at September 30, 1996:

                   Raw materials . . . . . . . . . . .     $    1,989,000
                   Work-in-process . . . . . . . . . .            364,000
                   Finished goods. . . . . . . . . . .            474,000
                                                           --------------
                                                                2,827,000
                   Allowance for obsolescence . . . .             529,000
                                                           --------------
                   Total . . . . . . . . . . . . . . .     $    2,298,000
                                                           --------------
                                                           --------------

NOTE 4 - INTANGIBLE ASSETS

         The Company acquired certain product lines in 1996 (See Note 14) and prior years. Certain amounts related to these acquisitions were allocated to intangible assets. Included in intangible and other assets at September 30, 1996, are the following intangible assets:

                   Goodwill . . . . . . . . . . . . . .    $    1,373,000
                   Covenants not to compete . . . . . .         1,972,000
                   Trademark . . . . . . . . . . . . .            322,000
                   Royalty agreements . . . . . . . . .         2,286,000
                   Other . . . . . . . . . . . . . . .            326,000
                                                           --------------
                   Total . . . . . . . . . . . . . . .          6,279,000
                   Less:  accumulated amortization . .         (3,481,000)
                                                           --------------
                   Intangibles - Net . . . . . . . . .     $    2,798,000
                                                           --------------
                                                           --------------

NOTE 5 - NOTES PAYABLE, OTHER - CURRENT

         A.   Note payable to bank (accounts
              receivable financing), secured
              by accounts receivable, equipment,
              inventories, and certain other
              assets, maximum revolving advance
              is $1,000,000 (based on domestic
              accounts receivable as defined in
              the agreement), requires minimum
              monthly interest of $3,000, interest
              rate is 8% above the prime rate.  The
              agreement is for a term of two years
              from May 1996 and is renewable for
              successive one year periods
              thereafter.                                  $      388,000

         B.   Note payable to seller on
              acquisition of product brand as
              follows: $50,000 due on each of
              November 1, 1996, December 1, 1996,
              January 2, 1997, and January 10,
              1997, and $100,000 due on April 1,
              1997, plus interest at the rate of
              8.25% is payable on the above
              principal payments.  All amounts
              payable to seller by buyer after the
              closing date are personally guaranteed
              by the Company's Chairman.                          300,000

         C.   Note payable unsecured, bearing
              interest at bank's prime rate
              (8.25% at September 30, 1996,
              maturing January 1997).                              10,000

D.       Notes payable other                                       19,000
                                                           --------------
                                                           $      717,000
                                                           --------------
                                                           --------------

NOTE 6 - RELATED PARTY TRANSACTIONS

         In 1991 the Company sold and leased back two of its operating facilities in a transaction with its former Chairman. An initial gain was recognized and a deferred gain was recorded which is to be amortized over the term of the two leases which expire November 2000. The amount of deferred gain realized during 1996 and 1995 was $65,000.

         The amounts of rents paid to related parties were $133,000 and $147,000 for September 30, 1996, and 1995, respectively.

         During the fiscal year ending September 30, 1996, the total interest expensed to related parties (Note 7) was $281,000 out of which $270,000 was paid and $329,000 was accrued as of September 30, 1996, in addition to other accruals of $19,000.

         During the fiscal year ending September 30, 1995, the total interest expensed to related parties (Note 7) was $291,000 out of which $66,000 was paid and $318,000 was accrued as of September 30, 1995.

         The Company's primary agent for purchasing television advertising was Western International Media Corp. (WIMC) whose President and Chief Executive Officer, Dennis F. Holt, was a Director of the Company during fiscal year 1995 and resigned in October 1995. Television advertising expenses to WIMC were $204,000 for the year ended September 30, 1995.

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

         A.   Notes payable to related parties,
              unsecured, bearing interest at bank's
              prime rate (8.25% at September 30, 1996),
              maturing January 2005.                       $       90,000

         B.   Note payable to officer, unsecured,
              bearing interest at bank's prime rate
              (8.25% at September 30, 1996), principal
              is maturing and accrued interest is
              payable in January 2005.                            193,000

         C.   Note payable to officer, unsecured, bearing
              interest at bank's prime rate (8.25% at
              September 30, 1996), principal is maturing
              and accrued interest is payable in
              January 2005.                                       150,000

         D.   Note payable to officer, unsecured, bearing
              interest at bank's prime rate (8.25% at
              September 30, 1996), principal is maturing
              and accrued interest is payable in January
              2005.                                               371,000

         E.   Notes payable to related party, secured by
              product brand, bearing interest at bank's
              prime rate (8.25% at September 30, 1996),
              principal is maturing and accrued interest
              is payable in January 2005.                         400,000

         F.   Note payable to related party, secured by
              assets of the Company (secondary position)
              bearing interest at bank's prime rate
              (8.25% at September 30, 1996), and
              principal payable based on a twelve (12)
              year fully amortized schedule commencing
              March 15, 1997.                                   1,440,000

         G.   Notes payable to officer, secured by
              product brand, bearing interest at bank's
              prime rate (8.25% at September 30, 1996),
              principal is maturing and accrued
              interest is payable in January 2005.                250,000

         H.   Note payable to officer, secured by
              product brand, bearing interest at bank's
              prime rate (8.25% at September 30, 1996),
              principal is maturing and accrued interest
              is payable in January 2005.                         100,000

         I.   Note payable to officer, unsecured,
              bearing interest at bank's prime rate
              (8.25% at September 30, 1995), principal
              is maturing and accrued interest is payable
              in July 1998.                                        65,000

         J.   Note payable to officer, unsecured,
              (8.25% at September 30, 1996), principal
              is maturing and accrued interest is
              payable in January 2005.                            250,000
                                                           --------------

                                                           $    3,309,000
              Less current portion                                (70,000)
                                                           --------------
                                                           $    3,239,000
                                                           --------------
                                                           --------------


         In connection with the sale of two buildings by the former Chairman to the current Chairman, certain notes were exchanged between the two parties and an early note payment of $27,000 was made to the current Chairman.

         At September 30, 1996, the Company was committed to the following minimum principal payments.

                                         MINIMUM
                YEAR ENDING             PRINCIPAL
                SEPTEMBER 30,            PAYMENT

                   1997           $       70,000
                   1998                  185,000
                   1999                  120,000
                   2000                  120,000
                   2001                  120,000
                 Thereafter            2,694,000
                                  --------------
                   Total          $    3,309,000
                                  --------------
                                  --------------

NOTE 8 - NOTES PAYABLE, OTHER - NONCURRENT

         A.   Note payable secured by product
              brand, bearing interest at 15%,
              interest payable monthly, maturing
              December 1997.  The note was modified
              from its original maturity date of
              July 1996.                                   $       50,000


         B.   Note payable secured by product
              brand, bearing interest at 15%,
              interest payable monthly, maturing
              December 1997.  The note was modified
              from its original maturity date of
              July 1996.                                           50,000


         C.   Note payable secured by product
              brands, bearing interest at 15%,
              interest payable monthly, maturing
              December 1997.  The note was modified
              from its original maturity date of
              July 1996.                                          100,000

         D.   Note payable secured by product
              brands, bearing interest at 15%,
              interest payable monthly, maturing
              December 1997.                                      100,000
                                                           --------------

                                                           $      300,000
                                                           --------------
                                                           --------------

NOTE 9 - NOTE PAYABLE TO BANKS

         A.   Notes payable to bank, secured
              by a deed on land and building,
              requires monthly payments of $4,200,
              including interest at the bank's
              reference rate plus 4%, maturing
              March 2001.                                  $      272,000

         B.   Note payable to bank, secured by
              production equipment related to a
              product brand acquisition, requires
              monthly payments of $2,750, including
              interest at the bank's prime rate plus
              8%, maturing May 1998.                              100,000

         C.   Note payable to bank, other                           5,000
                                                           --------------
                                                           $      377,000
                                                           --------------
                                                           --------------

NOTE 10- COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         At September 30, 1996, the Company was committed to its Chairman and to others under noncancelable operating leases for land and buildings requiring minimum annual rentals as follows:

                YEAR ENDING
                SEPTEMBER 30,      OTHERS        CHAIRMAN

                   1997      $    391,000   $    129,000
                   1998           391,000        129,000
                   1999           391,000        129,000
                   2000           391,000        129,000
                   2001            65,000        129,000
                Thereafter              -        540,000
                             ------------   ------------

         Total               $  1,629,000   $  1,185,000
                             ------------   ------------
                             ------------   ------------

         Generally, the leases provide that maintenance, insurance and a portion of property taxes are to be paid by the Company. The Company also has a right of first refusal to acquire most of the buildings which it leases. The Company's rental expense for the years ended September 30, 1996, and 1995, was $523,000 and $552,000, respectively.

         Some of the above leases are subleased to other companies. Two of the three subleases are long term with annual rental revenues as follows:

                YEAR ENDING        SUBLEASE
                SEPTEMBER 30,      REVENUES

                   1997           $    96,500
                   1998                96,800
                   1999                97,600
                   2000                97,600
                   2001                16,300
                                  -----------

         Total                    $   404,800
                                  -----------
                                  -----------

         ASSESSMENT FOR ENVIRONMENTAL CLEANUP

              The Company owns a manufacturing facility located in South El Monte, California. The California Regional Water Quality Control Board (The "RWQCB"), has alleged that the soil and shallow groundwater at the site are contaminated. On August 12, 1991, the Board issued a "Cleanup and Abatement Order" directing the Company to conduct further testing and cleanup the site. The Company did not complete the testing, and in June 1992 the RWQCB requested that the EPA evaluate the contamination and take appropriate action. At the EPA's request, Ecology & Environment, Inc. conducted an investigation of soil and groundwater on the Company's property. Ecology & Environment Inc.'s Final Site Assessment Report, which was submitted to the EPA in June 1994, did not rule out the possibility that some of the contamination originated on-site, and resulted from either past or current operations on the property. While the Company may be liable for all or part of the costs of remediating the contamination on its property, the remediation cost is not known at this time. The EPA has not taken any further action in this matter, but may do so in the future.

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

         The Company's South El Monte manufacturing facility is also located over a large area of possibly contaminated regional groundwater which is part of the San Gabriel Valley Superfund site. The Company has been notified that it is a potentially responsible party ("PRP") for the contamination. The cost of cleanup of the groundwater is not known at this time. In September 1992 EPA announced that the levels of contamination in the Whittier Narrows area of the Superfund site were sufficiently low and that it was not planning a cleanup at this time, but rather would continue to monitor the groundwater for an indefinite period. The Company's property is adjacent to the Whittier Narrows area. Except as described above, it is not clear what action the EPA will take with respect to the Company's property.

         In August 1995 the Company was informed that the EPA entered into an Administrative Order on Consent with Cardinal Industrial Finishes ("Cardinal") for a PRP lead remedial investigation and feasibility study (the "Study") which, the EPA states, will both characterize the extent of groundwater contamination in South El Monte and analyze alternatives to control the spread of contamination. The Company and others have entered into the South El Monte Operable Unit Site Participation Agreement with Cardinal pursuant to which, among other things, Cardinal will contract with an environmental firm to conduct the Study. The Study is anticipated to take eighteen to twenty-four months. The Company's share of the cost of the Study is currently $15,000 and was accrued for in the financial statements as of September 30, 1995.

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

         The Company has been seeking reimbursement of cleanup costs from its insurance carriers. One carrier has paid certain amounts towards cleanup costs that may be incurred by buying back its policy and legal fees actually incurred. The Company continues to seek reimbursement from other carriers, although no such other payments have been received or agreed to, and there can be no assurances that any such payments will be received. Some carriers have denied liability for costs, based on their review and analysis of the insurance policies, the history of the site, the nature of the claims, and current court decisions in such cases.

         Currently, the Company does not have any reliable information on the likely cleanup costs of its property. Thus, it cannot determine the extent, if any, of its share of liability for any such cleanup costs.

NOTE 11- STOCK OPTIONS

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

         The following table sets forth the number of shares under option and the related option prices at September 30, 1995, and 1996:

                                                              OPTION PRICE RANGE
                                                      NUMBER       PER SHARE

         Outstanding at September 30, 1994 . . . . .   572,000  $1.25 -- $4.13
              Granted . . . . . . . . . . . . . . .    165,000  $0.50
              Canceled . . . . . . . . . . . . . . .  (270,000) $1.25 -- $2.07
                                                     ---------

         Outstanding at September 30, 1995 . . . . .   467,000  $0.50 -- $1.31
              Canceled . . . . . . . . . . . . . . .  (261,500) $0.50 -- $1.3125
                                                     ---------

         Outstanding at September 30, 1996 . . . . .   205,500  $0.50 -- $1.3125
                                                     ---------
                                                     ---------

         At September 30, 1996, 61,000 shares are eligible to be exercised. No additional options can be granted under this plan.

         The 1987 Stock Option Plan was adopted by the Board of Directors on January 4, 1988, and was approved by the Company's shareholders on March 8, 1988. This Stock Option Plan provides for the granting of options to the Company's outside directors for the purchase of a total of 50,000 shares of common stock of the Company at a price per share equal to the fair market value on the date of grant. Options expire five years from the date of grant and become exercisable in equal installments during each of the three years beginning eighteen months after the date of grant.

         At September 30, 1996, options to purchase 16,600 shares were outstanding and 8,000 shares are eligible to be exercised at a price of $1.31 per share.

NOTE 12- INCOME TAXES


         As of September 30, 1996, the Company had net operating loss (NOL) carryforwards of approximately $6,770,000 for Federal and $3,920,000 for California which for tax purposes can be used to offset future Federal and California income taxes. The differences in the state carryforwards relate primarily to the treatment of loss carryforwards and depreciation of property, plant and equipment. The carryforwards expire from 2005 through 2011. The Company has provided an allowance for the entire amount of the deferred asset applicable to the NOL.

NOTE 13- EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

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

         The Plan consists of a stock bonus plan, ("Plan A") and a money purchase pension plan, ("Plan B"). Under Plan A, the Company's Board of Directors annually determines the amount to be contributed to the Plan. The contribution by the Company for any single plan year (October 1 through September 30) cannot exceed fifteen percent (15%) of the total compensation paid to Plan participants for the year. Plan B requires an automatic contribution equal to ten percent (10%) of participant compensation each Plan Year. The Company did not make any contributions (expense) related to Plan A for the year ending September 30, 1996, or September 30, 1995.

         Effective June 30, 1993, Plan B was terminated; therefore, there was no contribution under Plan B for the year ended September 30, 1996, or for the period October 1, 1994, through September 30, 1995. All participants under Plan B became 100% vested on July 1, 1993, due to the termination of Plan B.

         Effective September 30, 1995, Plan A was terminated. All participants under Plan A became 100% vested on September 30, 1995, due to the termination of Plan A.

         In November 1996 the Company received its final determination letter from the Internal Revenue Service. During fiscal 1997 all participants account balances will be distributed by the Company.

NOTE 14- ACQUISITIONS

         On June 15, 1995, the Company purchased certain assets of the Brush 'n Floss-Registered Trademark- product which is a patented device to facilitate tooth flossing from Sundance Healthcare Products, Inc. for approximately $24,000 cash. The purchase price ($24,000) includes a $20,000 prepayment of a five year royalty which is being expensed monthly commencing July 1995.

         On June 30, 1995, the Company purchased certain assets of the Baby Gasz-TM- and Baby Gumz-TM- brand of baby products from Reinhard Labs, Inc. for approximately $73,000 cash. The Company signed a consulting agreement whereby the Company prepaid the three (3) year consulting fee ($60,000) which is included in the $73,000 purchase price. The consulting fee is expensed monthly commencing July 1, 1995, through June 30, 1998. The original royalty agreement was for a period of five (5) years, commencing July 1, 1995, and based on 10% of net sales. The royalty payments are payable thirty (30) days after each calendar quarter. The Company bought out all future royalty obligations and any other claims Reinhard Labs, Inc. had in July 1996 for $13,000.

         On August 10, 1995, the Company purchased certain assets of the XS-Registered Trademark- line of hangover relief/over indulgence products from Barnett Laboratories, Inc. for approximately $129,000. In addition, the Company signed a consulting agreement to pay Barnett Laboratories, Inc. $75,000. The Company is required to remit $5,000 per month, commencing on September 1, 1995, plus accrued interest at 10%. The payments will continue for the next fifteen (15) months.
         The royalty agreement covers a period of sixty-four and two-thirds (64 2/3) months, commencing August 10, 1995, and is payable thirty (30) days after each quarter. The royalty agreement is based on 25% of net sales.

         On September 20, 1996, the Company purchased certain assets of the Aquafilter line of disposable cigarette filters from Aquafilter Corporation, a wholly owned subsidiary of Scott's Liquid Gold Inc., for $800,000. The Company remitted $500,000 at closing. Payments of $50,000 are due on each of November 1, 1996, December 1, 1996, January 2, 1997, and January 10, 1997, plus $100,000 due on April 1, 1997, plus accrued interest at 8.25%. All amounts payable to the Seller by the Company (Buyer) after closing date are personally guaranteed by the Company's Chairman.

NOTE 15- SUBSEQUENT EVENTS (UNAUDITED)

         In order to increase its working capital, the Company developed the following financial plan. The Company has taken steps to conserve cash by further reducing its occupied facility square footage by 7% since July 1996. Effective July 16, 1996, the Company agreed to sublease an 8,000 square foot facility. The sublease agreement expires November 30, 2000. The total annual gross rental income (before the Company's rent expense) is approximately $39,000. Also, the Company will continue its review to further reduce the amount of working capital tied up in inventory. The Company will be manufacturing internally all of its newly acquired brands to the extent possible.

NOTE 16- FOURTH QUARTER RESULTS

         The Company's unaudited operating loss for the fourth quarter, ended September 30, 1996, was $542,000. The $542,000 loss was related to:
         (1) increased inventory obsolescence allowance of $77,000, (2) increased allowance for return merchandise of $50,000, and (3) lower sales volume. In the first three quarters the Company averaged over $2,000,000 in gross revenues per quarter. However, during the fourth quarter, gross revenues were approximately $1,700,000 or a more than 15% reduction in gross sales volume from the prior three (3) quarters.


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


                                                     A DIRECTOR
                                POSITIONS HELD       OR OFFICER              PRINCIPAL OCCUPATION
NAME                   AGE      WITH COMPANY         SINCE                   DURING THE PAST FIVE YEARS (1)
Dr. Henry L. Lee        70     Director                 1971          Chairman of the Board of Lee Pharmaceuticals thru
                                                                      April 1995 when he retired, available as a consultant,
                                                                      currently a Director of the Company

Ronald G. Lee           44     President, Chairman      1977          President and since April 1995, Chairman of the Board
                               and Director                           of the Company

Michael L. Agresti      54     Vice President -         1977          Vice President - Finance, Treasurer and Secretary Finance,
                               Treasurer and                          of the Company
                               Secretary

William M. Caldwell IV  49     Director                 1987          President of Union Jack Group, a merchant
                                                                      banking firm

     (1) None of the companies named, other than the Company, is a parent, subsidiary or other affiliate of the Company.

FAMILY RELATIONSHIPS

     Ronald G. Lee is the son of Dr. Henry L. Lee.

ITEM 10.  EXECUTIVE COMPENSATION.

   The following table sets forth information with respect to remuneration paid by the Company to the executive officers of the Company with total annual salary and bonus of at least $100,000 for services in all capacities while acting as officers and directors of the Company during the fiscal years ended September 30, 1996, 1995, and 1994.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG TERM
                                                                        COMPENSATION
                                       ANNUAL COMPENSATION                 AWARDS
                                    ------------------------------    ---------------
NAME AND                                             OTHER ANNUAL                            ALL OTHER
PRINCIPAL POSITION         YEAR     SALARY ($)    COMPENSATION ($)      OPTIONS (#)      COMPENSATION ($)
------------------         ----     ----------    ----------------      -----------      ----------------
Ronald G. Lee              1996     179,624             2,382 (1)             --                   -- (4)
  President, Chairman      1995     178,595             5,734 (1)         80,000(2)                -- (4)
  (since April 26, 1995)   1994     206,244             3,884 (1)         55,000(2)              1,909(4)
  & Director

Theo. H. Dettlaff, Vice    1996     118,224                 --                --                   -- (5)
  President, President     1995     167,575                 --            51,500(3)                -- (5)
  of Consumer Products     1994     185,791                 --            55,000(3)              2,728(5)
  Division & Director (6)



(1) Includes reimbursement of medical and dental expenses not covered by the Company's insurance plan of $2,382, $5,081, and $713, respectively, in 1996, 1995, and 1994 and non cash fringe benefits of $653 and $3,171, respectively, in 1995 and 1994.
(2) The Company granted 80,000 stock options on May 8, 1995, which had an option price of $.50 at the date of grant and 55,000 stock options on January 24, 1994, which had an option price of $1.31 at the date of grant.
(3) The Company granted 51,500 stock options on May 8, 1995, which had an option price of $.50 at the date of grant and 55,000 stock options on January 24, 1994, which had an option price of $1.31 at the date of grant.
(4) Amount represents the fair market value of Company shares purchased and/or forfeitures in the Company's Employee Stock Ownership Plan and Trust of $0 in 1996, $0 in 1995, and $349 in 1994 and life insurance policy with an annual premium of $0 in 1996, $0 in 1995, and $1,560 in 1994.
(5) Amount represents the fair market value of Company shares purchased and/or forfeitures in the Company's Employee Stock Ownership Plan and Trust of $0 in 1996, $0 in 1995, and $311 in 1994 and life insurance policy with an annual premium of $0 in 1996, $0 in 1995, and $2,417 in 1994.
(6)  He ceased being an officer and director of the Company in March 1996.

     Each of the directors of the Company who is not employed by the Company receives a director's fee of $750 for each quarter and $500 for each meeting of the Board of Directors attended, except Dr. Henry L. Lee. As holder of the honorary title of Founder Chairman Dr. Lee waived his fees.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES


                          NUMBER OF UNEXERCISED OPTIONS
                             AT FISCAL YEAR END (#)
                          -----------------------------
NAME                        EXERCISABLE/UNEXERCISABLE
----                      -----------------------------
Ronald G. Lee                 36,666/98,334

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

     The following tabulation shows the interest in the Plan and vesting percentages of the officers who are named in the Cash Compensation Table and all executive officers as a group as of September 30, 1996.

                                   INTEREST IN THE PLAN
                       SHARES OF          CASH              VESTED
NAME                 COMMON STOCK        AMOUNT           PERCENTAGE

Ronald G. Lee            46,427           $163               100%
All executive officers   67,333           $238               100%
 as a group (2 persons)

     Effective July 1, 1993, the plan was amended for a second time. On June 30, 1993, Plan B was terminated; therefore, all participants became 100% vested, in Plan B only, effective July 1, 1993. No contribution was made to Plan A or B for the period October 1, 1993, through September 30, 1994.

     Effective September 30, 1995, Plan A was terminated. All participants under Plan A became 100% vested on September 30, 1995, due to the termination of Plan A. No contribution was made to Plan A or B for fiscal year 1995 or 1996. In connection with the termination of Plan A, the Company wrote off the Employee Stock Ownership Plan and Trust receivable as of September 30, 1995.

In November 1996 the Company received its final determination letter from the Internal Revenue Service. During fiscal 1997 all participants account balances will be distributed by the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth the persons who, as of November 30, 1996, were known to the Company to be beneficial owner of more than five percent of the Company's Common Stock:

                          NAME AND ADDRESS               AMOUNT AND NATURE    PERCENTAGE
      TITLE OF CLASS      OF BENEFICIAL OWNER         OF BENEFICIAL OWNERSHIP  OF CLASS
       Common Stock       Ronald G. Lee               343,342 shares (1) (2)      8%
                          1444 Santa Anita Avenue
                          South El Monte, CA 91733

       Common Stock       Dr. Henry L. Lee            292,334 shares (1)          7%
                          1444 Santa Anita Avenue
                          South El Monte, CA 91733


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


                          NAME AND ADDRESS               AMOUNT AND NATURE    PERCENTAGE
      TITLE OF CLASS      OF BENEFICIAL OWNER         OF BENEFICIAL OWNERSHIP  OF CLASS

       Common Stock       Ronald G. Lee               343,342 (1) (2)            8%
       Common Stock       Dr. Henry L. Lee            292,334 (3)                7%
       Common Stock       William M. Caldwell IV        7,733 (2)                *
       Common Stock       All officers and directors
                           as a group (4 persons)     691,433 (1) (2)           17%


(1)  Includes shares held under the Plan.
(2) Includes shares subject to options exercisable at or within 60 days after December 31, 1996.
(3)  Includes 28,000 shares of the Company's common stock which Dr. Lee holds as
     trustee for the benefit of certain family    members.  He has the right to
     vote such shares but otherwise disclaims beneficial ownership.
 *   Less than 1%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The Company's primary agent for purchasing television advertising was Western International Media Corp. (WIMC) whose President and Chief Executive Officer, Dennis F. Holt, was a Director of the Company during fiscal year 1995 and resigned in October 1995. Television advertising expenses to WIMC were $204,000 for the year ended September 30, 1995. Western International Media Corp. realized a commission of approximately $19,000 from the purchase of such time during fiscal year ended September 30, 1995. In addition, Mr. Holt received a direct remuneration from the Company of $2,000 during fiscal year 1995 as a Director's fee.

   The information regarding borrowings from and sale and leaseback transactions between the Company and it's Chairman of the Board which is contained in Item 6 and Note 6 of Notes to Financial Statements is incorporated herein by this reference.

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Exhibits. The following exhibits have been or are being filed herewith, and are numbered in accordance with Item 601 of Regulation S-B:

     The following exhibits are filed herewith:

          10.24     -    Secured promissory note dated September 17, 1996,
                         between Lee Pharmaceuticals and Preferred Business
                         Credit, Inc.

          10.25     -    Promissory notes evidencing advances made by the
                         Registrant

          10.26     -    Promissory notes which were amended in July 1996
                         evidencing advances made to the Registrant

          10.27     -    Sublease dated November 22, 1995, for the premises
                         located at 1460 Santa Anita Avenue, South El Monte,
                         California

          10.28     -    Sublease dated June 11, 1996, for the premises located
                         at 1470 Santa Anita Avenue, South El Monte, California

          10.29     -    Lease dated December 1, 1995, for the premises located
                         at 1444 Santa Anita Avenue, South El Monte, California

          10.30     -    Lease dated December 1, 1995, for the premises located
                         at 1445 Lidcombe Avenue, South El Monte, California


     The following exhibits have previously been filed by the Company:

            3.1     -    Articles of Incorporation, as amended (1)

            3.4     -    By-laws, as amended December 20, 1977 (2)

            3.5     -    Amendment of By-laws effective March 14, 1978 (2)

            3.6     -    Amendment to By-laws effective November 1, 1980 (3)

           10.1     -    Qualified Stock Option Plan  including forms of
                         grant (4)

           10.2     -    1985 Employee Incentive Stock Option Plan (5)

           10.3     -    Description of bonus agreements between the Registrant
                         and its officers (2)

           10.4     -    Lease dated December 1, 1990, for the premises located
                         at 1470 Santa Anita Avenue, South El Monte,
                         California (6)

           10.5     -    Lease dated April 16, 1990, for the premises located at
                         1425 and 1427 Lidcombe Avenue, South El Monte,
                         California (6)

           10.6     -    Lease dated April 16, 1990, for the premises located at
                         1434 Santa Anita Avenue, South El Monte, California (6)

           10.7     -    Lease dated April 16, 1990, for the premises located at
                         1460 Santa Anita Avenue, South El Monte, California (6)

           10.8     -    Lease dated April 16, 1990, for the premises located at
                         1457 Lidcombe, South El Monte, California (6)

           10.9     -    Lease dated April 16, 1990, for the premises located at
                         1500 Santa Anita Avenue, South El Monte, California (6)

          10.10     -    Lease dated April 16, 1990, for the premises located at
                         1516 Santa Anita Avenue, South El Monte, California (6)

          10.11     -    Lease dated March 1, 1991, for the premises located at
                         1444 Santa Anita Avenue, South El Monte, California (6)

          10.12     -    Lease dated March 1, 1991, for the premises located at
                         1445 Lidcombe Avenue, South El Monte, California (7)

          10.13     -    Promissory notes which were amended in September 1992
                         evidencing advances by the Registrant's officers and directors (8)

          10.14     -    Promissory notes which were amended in September 1994
                         evidencing advances by the Registrant's officers and directors (9)

          10.15     -    Promissory notes evidencing advances made to the
                         Registrant's officers and directors (9)

          10.16     -    Promissory notes evidencing advances made to the
                         Registrant (9)

          10.17     -    Promissory notes which were amended in January 1995
                         evidencing advances by the Registrant's officers and directors (10)

          10.18     -    Promissory notes evidencing advances made by the
                         Registrant's officers and directors (10)

          10.19     -    Promissory notes which were amended in July 1995
                         evidencing advances made to the Registrant (10)

          10.20     -    Royalty agreement dated August 31, 1994, between Lee
                         Pharmaceuticals and The Fleetwood Company, regarding a brand acquisition (10)

          10.21     -    Royalty agreement dated October 4, 1988, between Lee
                         Pharmaceuticals and Roberts Proprietaries, Inc.
                         regarding a brand acquisition (10)

          10.22     -    Note payable to bank dated April 26, 1996, between Lee
                         Pharmaceuticals and San Gabriel Valley Bank, secured by the deed on land and building (11)

          10.23     -    Loan and security agreement dated May 21, 1996, between
                         Lee Pharmaceuticals and Preferred Business Credit, Inc.
                         regarding a revolving credit facility financing (11)

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

  (9) Filed as Exhibits 10.14, 10.15, and 10.16 with the Company's Form 10-KSB Annual Report for the fiscal year ended September 30, 1994, filed with the Securities and Exchange Commission in December 1994 and incorporated herein by reference.

  (10)    Filed as Exhibits 10.17, 10.18, 10.19, 10.20, and 10.21 with the
          Company's Form 10-KSB Annual Report for the fiscal year ended September 30, 1995, filed with the Securities and Exchange Commission in December 1995 and incorporated herein by reference.

  (11) Filed as Exhibits 10.1 and 10.2 with the Company's Form 10-QSB Quarterly Report for the nine months ended June 30, 1996, filed with the Securities and Exchange Commission in August 1996 and incorporated herein by reference.

(b)    Reports on Form 8-K:

       None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LEE PHARMACEUTICALS


     Date:  December 20, 1996           RONALD G. LEE
      --------------------------        -----------------------------------
                                        Ronald G. Lee
                                        Chairman of the Board



     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     Date:  December 20, 1996           RONALD G. LEE
         ----------------------         -----------------------------------
                                        Ronald G. Lee
                                        Chairman of the Board
                                        (Principal Executive Officer) and
                                        Director

     Date:  December 20, 1996           HENRY L. LEE, JR.
         ----------------------         -----------------------------------
                                        Henry L. Lee, Jr.
                                        Director

     Date:  December 20, 1996           WILLIAM M. CALDWELL IV
         ----------------------         -----------------------------------
                                        William M. Caldwell IV
                                        Director

     Date:  December 20, 1996           MICHAEL L. AGRESTI
         ----------------------         -----------------------------------
                                        Michael L. Agresti
                                        Vice President - Finance
                                        (Principal Financial and Accounting
                                        Officer)