Form 10QSB
period 1996-12-31
LEE PHARMACEUTICALS
filed 1997-02-11
CIK 58411

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended               December 31, 1996
                               ------------------------------------------------
                                      OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from              to
                               ------------    --------------------------------

Commission file number          1-7335
                       --------------------------------------------------------


                              LEE PHARMACEUTICALS
-------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

               California                                       95-2680312
---------------------------------------------               -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
            or organization)                                Identification No.)

            1444 Santa Anita Avenue, South El Monte, California 91733
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (818) 442-3141
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     N/A
--------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)

    Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

    As of December 31, 1996, there were outstanding 4,135,162 shares of common stock of the registrant.

    Transitional Small Business Disclosure Format (check one):
Yes       No  X
   -----    -----

                                                                   Form 10-QSB

                              LEE PHARMACEUTICALS
                                 BALANCE SHEET
                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                 ASSETS
Cash                                                                   $    52

Accounts and notes receivable (net of allowances: $445)                    795
Due from related party                                                      91
Inventories:
    Raw materials                                         $  1,598
    Work in process                                            279
    Finished goods                                             797
                                                          --------
    Total inventories                                                    2,674

Other current assets                                                     1,158
                                                                       -------
    Total current assets                                                 4,770

Property, plant and equipment (less
 accumulated depreciation and
 amortization: $6,010)                                                     553

Goodwill and other assets, net of
 accumulated amortization                                                3,659
                                                                       -------

    TOTAL                                                              $ 8,982
                                                                       -------
                                                                       -------


                       See notes to financial statements.

                                                                   Form 10-QSB

                                 LEE PHARMACEUTICALS
                                    BALANCE SHEET
                                  DECEMBER 31, 1996
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)
    LIABILITIES

Bank overdraft                                                         $   170
Note payable to bank                                                         8
Notes payable, other                                                       721
Current portion - royalty agreements                                       660
Current portion - note payable related party                               100
Accounts payable                                                         1,548
Other accrued liabilities                                                  997
Due to related parties                                                     368
Deferred income                                                             65
                                                                       -------

  Total current liabilities                                              4,637
                                                                       -------

Long-term notes payable to related parties                               3,220
                                                                       -------

Long-term notes payable, other                                           1,129
                                                                       -------

Long-term notes payable to bank                                            346
                                                                       -------

Long-term payable-royalty agreements, less current portion $660            616
                                                                       -------

Deferred income                                                            191
                                                                       -------

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' DEFICIENCY

Common stock, $.10 par value; authorized, 7,500,00 shares;
 issued and outstanding, 4,135,162 shares                                  413

Additional paid-in capital                                               4,222

Accumulated deficit                                                     (5,792)
                                                                       -------

  Total stockholders' deficiency                                        (1,157)
                                                                       -------

    TOTAL                                                              $ 8,982
                                                                       -------
                                                                       -------

                          See notes to financial statements.

                                                                   Form 10-QSB

                                 LEE PHARMACEUTICALS

                               STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       FOR THE THREE MONTHS
                                                        ENDED DECEMBER 31,

                                                         1996          1995
                                                     -----------    ----------
                                                     (UNAUDITED)    (UNAUDITED)

Gross revenues                                       $    1,992     $    1,970
Less:  Sales returns                                       (219)          (167)
       Cash discounts and others                            (27)           (18)
                                                     -----------    ----------

Net revenues                                              1,746          1,785
                                                     -----------    ----------

Costs and expenses:

  Cost of sales                                             767            729
  Selling and advertising expense                           713            774
  General and administrative expense                        342            347
                                                     -----------    ----------

Total costs and expenses                                  1,822          1,850
                                                     -----------    ----------

Loss from operations                                        (76)           (65)

Other income                                                 59             16
                                                     -----------    ----------

Net loss                                             $      (17)    $      (49)
                                                     -----------    ----------
                                                     -----------    ----------

Per share:

  Net loss                                           $     (.00)    $     (.01)
                                                     -----------    ----------
                                                     -----------    ----------

                        See notes to financial statements.

                                                                   Form 10-QSB

                                 LEE PHARMACEUTICALS
                               STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)

                                                       FOR THE THREE MONTHS
                                                         ENDED DECEMBER 31,

                                                        1996           1995
                                                     -----------    ----------
                                                     (UNAUDITED)    (UNAUDITED)

Cash flows from operating activities:
  Net (loss).......................................  $      (17)    $      (49)
                                                     -----------    ----------
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
  Depreciation.....................................          28             48
  Amortization of intangibles......................         327             68
  (Decrease) in deferred income....................         (16)           (16)
  (Gain) on disposal of property, plant, and
   equipment.......................................         (43)            --
Change in operating assets and liabilities:
  Decrease in accounts receivable..................         317            118
  (Increase) in due from related party.............         (18)            --
  (Increase) in inventories........................        (376)           (31)
  (Increase) in other current assets...............          (8)           (47)
  (Decrease) in accounts payable...................         (96)            (5)
  Increase (decrease) in accounts payable
   related party...................................          50           (235)
  Increase in notes payable, other.................          12             79
  Increase in other accrued liabilities............         398            105
  (Decrease) in accrued royalties..................         (76)            --
                                                     -----------    ----------
  Total adjustments................................         499             84
                                                     -----------    ----------
    Net cash provided by operating activities......         482             35
                                                     -----------    ----------

Cash flows from investing activities:
  Additions to property, plant, and equipment......         (10)            (9)
  Proceeds from sale of equipment..................          43             --
  Acquisition of product brands....................      (1,188)           (29)
                                                     -----------    ----------
    Net cash (used in) investing activities........      (1,155)           (38)
                                                     -----------    ----------

Cash flows from financing activities:
  (Payments on) bank loans.........................         (31)            --
  (Payments on) notes payable to related party.....         (19)           (53)
  Proceeds from notes payable, other...............         829             --
  (Decrease) in long-term royalty agreements.......        (165)            --
  Increase in bank overdraft.......................          98             --
                                                     -----------    ----------
    Net cash provided by (used in) financing
     activities....................................         712            (53)
                                                     -----------    ----------

Net Increase (decrease) in cash....................          39            (56)
Cash, beginning of year............................          13            123
                                                     -----------    ----------

Cash, end of period................................  $       52     $       67
                                                     -----------    ----------
                                                     -----------    ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest ........................................  $       93     $       57
                                                     -----------    ----------
                                                     -----------    ----------

Acquisition of product brands:
  Fair value of assets acquired....................       1,670             29
  Fair value of liabilities incurred...............  $     (482)            --
                                                     -----------    ----------
    Net cash payments..............................  $    1,188             29
                                                     -----------    ----------
                                                     -----------    ----------

                          See notes to financial statements.

                                                                   Form 10-QSB

    NOTES TO FINANCIAL INFORMATION

1.  Basis of presentation:

    The accompanying balance sheet as of December 31, 1996, and the statements of operations and cash flows for the periods ended December 31, 1996, and 1995, have not been audited by independent accountants but reflect all adjustments, consisting of any normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for such periods. The results of operations for the three months ended December 31, 1996, are not necessarily indicative of results to be expected for the year ending September 30, 1997.

    Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

    The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1996.

    The Company is involved in various matters involving environmental cleanup issues. SEE "Item 2. Management's Discussion and Analysis or Plan of Operations" and Note 10 of Notes to Financial Statements included in the Company's Form 10-KSB for the fiscal year ended September 30, 1996. The ultimate outcome of these matters cannot presently be determined. Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. The Company's proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated.

2.  Net loss per share:

    Net loss per share is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents (common stock options) are not included in these calculations where their effect on net loss per share is anti-dilutive. The weighted average number of shares was 4,135,162 for all periods presented.

3.  Note payable to bank:

    Effective April 26, 1996, the Company renewed its real estate loan with the bank. The note payable to the bank, secured by deed on land and building, requires a monthly payment of $4,200, including interest at Bank of America's base rate plus 4%, maturing March 2001. At December 31, 1996, the interest rate was 12.25%. The note is guaranteed by the former Chairman of the Company and the Company's President.

4.  Line of credit:

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

5.  Acquisitions:

    On October 16, 1996, the Company purchased certain assets from Lactona Corporation for $175,000 plus inventory valued at approximately $30,000. The Company remitted $75,000 at closing. Payments of $3,000, including interest, are due the 16th of each month starting November 1996 and ending September 1999 and any remaining amount on October 16, 1999. Interest is to be computed at the highest prime rate for the period, currently 8.25%.

                                                                   Form 10-QSB

    On October 21, 1996, the Company purchased certain assets from Roberts Laboratories, Inc. for $1,168,089. The Company remitted $100,000 at closing. Payments of $19,751.85 are due on the first of each month starting November 1, 1996, and ending on October 1, 2000. Any remaining unpaid balance is due on November 1, 2000. Interest shall be paid at the highest prime rate during the preceding month. At the closing, a $50,000 down payment was made toward the purchase of inventory. The balance, approximately $70,000, is due 30 days after receipt of the inventory.

ITEM 2.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

    MATERIAL CHANGES IN RESULTS OF OPERATIONS
    THREE MONTHS ENDED DECEMBER 31, 1996, AND DECEMBER 31, 1995

    Gross revenues increased $22,000 from $1,970,000 in the quarter ended December 31, 1995, to $1,992,000 in the quarter ended December 31, 1996. The Company's gross revenues from nail products have continued to decline, primarily due to customers discontinuance of several of the nail extender SKU's (stock keeping units). In addition, sales returns from this category have increased. The aforementioned lower gross revenues has been more than offset by the new brand acquisitions. The Company completed two acquisitions in October 1996. These acquisitions are discussed in Note 6 above. Also, the acquisition of Aquafilter in September 1996 contributed positively to the higher sales volume. The Aquafilter line of disposable cigarette filters generated in excess of $235,000 of gross revenues.

    Net revenues declined by approximately $39,000 or 2% for the three months ended December 31, 1996, as compared to the three months ended December 31, 1995. The change in net revenues was due to the same reasons discussed above regarding gross revenues. In addition, the sales returns increased $52,000 or 31% when comparing the three months ended December 31, 1996, and 1995. The higher sales returns during the current quarter was the result of returns related to the various nail products. This was due to the continued customer consolidations by the retailer industry, and changes in the retailers planogram with fewer SKU's of the Company's product being carried. The Company's percentage of sales returns to gross sales varies from quarter to quarter, but the overall average is approximately 8 - 12%.

    Cost of sales was 39% of gross revenues for the quarter ended December 31, 1996, compared to 37% for the quarter ended December 31, 1995. The percentage was slightly higher due to the non-recurring start-up costs associated with the internal production of the recent brand acquisitions previously discussed as well as the non-recurring freight charges regarding the transporting of the inventory and equipment related to the acquired brands.

    Selling and advertising expenses declined $61,000 or 8% when comparing the three months ended December 31, 1996, with the three months ended December 31, 1995. The reduction of expenses were mainly due to the following factors; (1) lower salary and wages and related fringe benefits, (2) less commission expense due to a decrease in the commission rate and a structural change in responsibility from actual geography (geographic territory) to specific accounts in that geography, and (3) decline in royalty expense due to reduced sales revenues of certain product brands. The previously mentioned reduced expenses were slightly offset by an increase in amortization costs because of the recent acquisitions; one brand in late September 1996 and two brands in October 1996.

    General and administrative expenses decreased when comparing the quarters ended December 31, 1996, and 1995. The nominal decrease was approximately $5,000 or 1%.

    LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended December 31, 1996, working capital declined to $133,000 from $395,000 at September 30, 1996. The ratio of current assets to current liabilities was 1.03 to 1 at December 31, 1996, and 1.09 to 1 at September 30, 1996. The decrease in working capital of $262,000 was primarily due to an increase in current liabilities of $386,000 related to the accrued liabilities of the unpaid product brand acquisitions.

                                                                   Form 10-QSB

    The Company has an accumulated deficit of $5,792,000. The Company's recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they came due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including obtaining additional financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

                                                                   Form 10-QSB

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

                                                                   Form 10-QSB

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under Part I, Item 2, "Management's Discussion and Analysis or Plan of Operations - Environmental Matters" is incorporated herein by reference. SEE ALSO "Legal Proceedings" in the Company's Form 10-KSB for the fiscal year ended September 30, 1996.

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

                                                LEE PHARMACEUTICALS
                                                -------------------
                                                   (Registrant)



Date:   February 6, 1997                        /s/ Ronald G. Lee
       -----------------                     ------------------------
                                                    Ronald G. Lee
                                                      President



Date:   February 6, 1997                      /s/  Michael L. Agresti
       -----------------                     ------------------------
                                                Michael L. Agresti
                                             Vice President - Finance