Form 10QSB
period 1997-03-31
LEE PHARMACEUTICALS
filed 1997-05-15
CIK 58411

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                    FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended      March 31, 1997
                                    -----------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from -------------- to -----------------




Commission file number       1-7335
                       -----------------

                              LEE PHARMACEUTICALS
-------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

             California                             95-2680312
 -------------------------------                ------------------
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

-------------------------------------------------------------------------------
                                       N / A
-------------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                          if changed since last report)

    Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                       -----      -----
    As of March 31, 1997, there were outstanding 4,135,162 shares of common stock of the registrant.

    Transitional Small Business Disclosure Format (check one):
     Yes       No   X
         -----    -----

                                                                     Form 10-QSB
                                  LEE PHARMACEUTICALS
                                     BALANCE SHEET
                                     MARCH 31, 1997
                                 (DOLLARS IN THOUSANDS)
                                      (UNAUDITED)

                                        ASSETS

Cash                                                                     $   14
Accounts and notes receivable (net of allowances: $340)                   1,106

Due from related party                                                       94

Inventories:
    Raw materials                                        $1,589
    Work in process                                         277
    Finished goods                                          657
                                                         ------
    Total inventories                                                     2,523

Other current assets                                                      1,126
                                                                         ------
    Total current assets                                                  4,863

    Property, plant and equipment (less accumulated
     depreciation and amortization: $6,036)                                 503

    Goodwill and other assets (net of
     accumulated amortization: $4,061)                                    3,297
                                                                         ------
    TOTAL                                                                $8,663
                                                                         ------
                                                                         ------

                          See notes to financial statements.

                                                                     Form 10-QSB


                                 LEE PHARMACEUTICALS
                                    BALANCE SHEET
                                    MARCH 31, 1997
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                     LIABILITIES

Bank overdraft                                                           $   74
Note payable to bank                                                          8
Notes payable, other                                                        982
Current portion - royalty agreements                                        660
Accounts payable                                                          1,391
Other accrued liabilities                                                 1,020
Due to related parties                                                      361
Deferred income                                                              65
                                                                         ------
    Total current liabilities                                             4,561

Long-term notes payable to related parties                                3,320

Long-term notes payable, other                                            1,003

Long-term notes payable to bank                                             316

Long-term payable-royalty agreements, less current portion $660             451

Deferred income                                                             174
                                                                         ------
    Total liabilities                                                     9,825
                                                                         ------
    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' DEFICIENCY

Common stock, $.10 par value; authorized, 7,500,000 shares;
    issued and outstanding, 4,135,162 shares                                413

Additional paid-in capital                                                4,222

Accumulated deficit                                                      (5,797)
                                                                         ------

    Total stockholders' deficiency                                       (1,162)
                                                                         ------
    TOTAL                                                               $ 8,663
                                                                         ------
                                                                         ------
                       See notes to financial statements.

                                                                     Form 10-QSB


                                 LEE PHARMACEUTICALS

                               STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except per share amounts)

                                        For the Three Months     For the Six Months
                                           Ended March 31,         Ended March 31,

                                          1997        1996         1997       1996
                                      ----------- -----------  ----------- -----------
                                      (UNAUDITED) (UNAUDITED)  (UNAUDITED) (UNAUDITED)
Gross revenues                          $2,453      $2,170       $4,445      $4,140
Less:  Sales returns                      (126)       (380)        (345)       (547)
       Cash discounts and other            (38)        (12)         (65)        (30)
                                        ------       -----       ------      ------

Net revenues                             2,289       1,778        4,035       3,563
                                        ------       -----       ------      ------

Costs and expenses:

    Cost of sales                          997         744        1,764       1,473
    Selling and advertising expense        826         927        1,539       1,701
    General and administrative expense     458         439          800         786
                                        ------       -----       ------      ------
Total costs and expenses                 2,281       2,110        4,103       3,960
                                        ------       -----       ------      ------

Income (loss) from operations                8        (332)         (68)       (397)

Other (loss) income                        (13)         22           46          38
                                        ------       -----       ------      ------

Net loss                                  $ (5)      $(310)        $(22)      $(359)
                                        ------       -----       ------      ------
                                        ------       -----       ------      ------
Per share:

  Net loss                                $.00       $(.08)        $.00       $(.09)
                                        ------       -----       ------      ------
                                        ------       -----       ------      ------

                              See notes to financial statements.


                                                                     Form 10-QSB

                                 LEE PHARMACEUTICALS
                               STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)

                                                         FOR THE SIX MONTHS
                                                           ENDED MARCH 31,

                                                         1997           1996
                                                     -----------    -----------
                                                     (UNAUDITED)    (UNAUDITED)

Cash flows from operating activities:
    Net (loss)                                         $  (22)         $ (359)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
    Depreciation                                           54              93
    Amortization of intangibles                           684             465
    (Decrease) in deferred income                         (33)            (33)
    (Gain) on disposal of property, plant,
     and equipment                                        (13)             (9)
Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable              6            (153)
    (Increase) in due from related party                  (21)              -
    (Increase) in inventories                            (225)            (21)
    Decrease (increase) in other current assets            24              (4)
    (Decrease) in accounts payable                       (253)           (238)
    Increase in accounts payable related party            (57)            (87)
    Increase in notes payable, other                      273             172
    Increase in other accrued liabilities                 421             312
    (Decrease) in accrued royalties                       (76)              -
                                                       ------          ------
    Total adjustments                                     784             497
                                                       ------          ------
      Net cash provided by operating activities           762             138
                                                       ------          ------

Cash flows from investing activities:
    Additions to property, plant, and equipment           (76)            (11)
    Proceeds from sale of equipment                        13               9
    Acquisition of product brands                      (1,092)           (114)
                                                       ------          ------
      Net cash (used in) investing activities          (1,155)           (116)
                                                       ------          ------

Cash flows from financing activities:
    (Payments on) bank loans                              (61)              -
    Proceeds from notes payable to related party           80              22
    Proceeds from notes payable, other                    703               8
    (Decrease) in long-term royalty agreements           (330)           (330)
    Increase in bank overdraft                              2             168
                                                       ------          ------
      Net cash provided by (used in) financing
       activities                                         394            (132)
                                                       ------          ------

Net Increase (decrease) in cash                             1            (110)
Cash, beginning of year                                    13             123
                                                       ------          ------
Cash, end of period                                    $   14          $   13
                                                       ------          ------
                                                       ------          ------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest                                           $  258          $  112
                                                       ------          ------
                                                       ------          ------
Acquisition of product brands:
    Fair value of assets acquired                       1,497             114
    Fair value of liabilities incurred                 $  405               -
      Net cash payments                                $1,092             114
                                                       ------          ------
                                                       ------          ------
                          See notes to financial statements.

                                                                     Form 10-QSB

    NOTES TO FINANCIAL INFORMATION

1.  Basis of presentation:

    The accompanying balance sheet as of March 31, 1997, and the statements of operations and cash flows for the periods ended March 31, 1997, and 1996, have not been audited by independent accountants but reflect all adjustments, consisting of any normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for such periods. The results of operations for the six months ended March 31, 1997, are not necessarily indicative of results to be expected for the year ending September 30, 1997.

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

3.  Note payable to bank:

    Effective April 26, 1996, the Company renewed its real estate loan with the bank. The note payable to the bank, secured by deed on land and building, requires a monthly payment of $4,200, including interest at Bank of America's base rate plus 4%, maturing March 2001. At March 31, 1997, the interest rate was 12.5%. The note is guaranteed by the former Chairman of the Company and the Company's President.

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

5.  Acquisitions:

    On October 16, 1996, the Company purchased certain assets from Lactona Corporation for $175,000 plus inventory valued at approximately $30,000. The Company remitted $75,000 at closing. Payments of $3,000, including interest, are due the 16th of each month starting November 1996 and ending September 1999 and any remaining amount on October 16, 1999. Interest is to be computed at the highest prime rate during the payment period. The highest prime rate was 8.25% on March 16, 1997.

                                                                     Form 10-QSB


    On October 21, 1996, the Company purchased certain assets from Roberts Laboratories, Inc. for $1,168,089. The Company remitted $100,000 at closing. Payments of $19,752 are due on the first of each month starting November 1, 1996, and ending on October 1, 2000. Any remaining unpaid balance is due on November 1, 2000. Interest shall be paid at the highest prime rate during the preceding month.

ITEM 2.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

    MATERIAL CHANGES IN RESULTS OF OPERATIONS
    THREE MONTHS ENDED MARCH 31, 1997, AND MARCH 31, 1996

    Gross revenues for the three months ended March 31, 1997, were $2,453,000, an increase of approximately $283,000 or 13% from the comparable three months period ended March 31, 1996. The increase in gross revenues was due to the volume generated from the newly acquired brands such as; Aquafilter-R-, two oral care brands, and 28 items including ointments, nutritional supplements, vitamins, analgesics, and various over-the-counter brands. These acquisitions are discussed in Note 5 above. The above increased sales volume was partially offset by reduced sales revenues of the nail category products. The Company's gross revenues from nail products have continued to decline, but at a lesser rate than reported in the prior quarterly Form 10-QSB filings. The decline is primarily due to customers discontinuance of several of the nail extender SKU's (stock keeping units). In addition, revenues from the Company's line of depilatories were lower in the current quarter as compared to the quarter ended March 31, 1996.

    Net revenues increased approximately $511,000 or 29% for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. The change in net revenues was due to the increase in gross revenues discussed above. In addition, the sales returns declined $254,000 or 67% when comparing the three months ended March 31, 1997, and 1996. The lower sales returns during the current quarter was the result of fewer returns related to the nail extender category. As discussed earlier the nail products sales volume has continued to decline, thereby resulting in lesser returns of the nail extender category. The Company's retail customers have continued to change their planograms, where they are stocking fewer SKU's of the Company's products.

    Cost of sales was 41% of gross revenues for the quarter ended March 31, 1997, compared to 34% for the quarter ended March 31, 1996. The percentage was slightly higher due to the non-recurring start-up costs associated with the internal production of the product lines associated with the recent brand acquisitions previously discussed, non-recurring freight charges related to the transporting of inventory and equipment related to acquired brands, and an increase in manufacturing labor dollars as a result of two (September 1996 and March 1997) hourly rate increases in the minimum wages.

    Selling and advertising expenses declined $101,000 or 11% when comparing the three months ended March 31, 1997, with the three months ended March 31, 1996. The reduction of expenses were mainly due to the following factors; (1) lower salary and wages and related fringe benefits, (2) reduced commission expense due to a decrease in the commission rate and a structural change in responsibility from actual geography (geographic territory) to specific accounts in that geography, and (3) a non-recurring "special allowance" which was awarded to a key customer in fiscal 1996. The previously mentioned reduced expenses were slightly offset by an increase in amortization costs because of the recent acquisitions; one brand in late September 1996 and two brands in October 1996.

    General and administrative expenses increased when comparing the quarters ended March 31, 1997, and 1996. The nominal increase was approximately $19,000 or 4%.

    MATERIAL CHANGES IN RESULTS OF OPERATIONS
    SIX MONTHS ENDED MARCH 31, 1997, AND MARCH 31, 1996

    Gross revenues for the six months ended March 31, 1997, were $4,445,000, an increase of approximately $305,000 or 7% from the comparable six months period ended March 31, 1996. The increase in gross revenues was due to the volume generated from the newly acquired brands such

                                                                     Form 10-QSB


    as; Aquafilter-Registered Trademark-, two oral care brands, and 28 items including ointments, nutritional supplements, vitamins, analgesics, and various over-the-counter brands. The above increased sales volume was partially offset by reduced sales revenues of the nail category products. This reduction of nail extender products has continued to decline over the past years. Net revenues for the six months ended March 31, 1997, were $4,035,000, an increase of $472,000 or 13%, from the comparable six months period ended March 31, 1996. The reasons for lowered sales returns during the six months period ended March 31, 1997, versus March 31, 1996, are the same as explained above regarding material changes of the three months period ended March 31, 1997, and 1996.

    Cost of sales as a percentage of gross revenues for the six months ended March 31, 1997, as compared to the six months period ended March 31, 1996, was 40% versus 36% respectively. The higher cost of sales percentage for the six months ended March 31, 1997, compared to March 31, 1996, is due to the reasons explained above regarding the material changes of the three months period ended March 31, 1997, and 1996.

    Selling and advertising expenses decreased $162,000 or 10% when comparing the six months ended March 31, 1997, with the six months ended March 31, 1996. The lower expenses were basically due to; (1) lower salary and wages and related fringe benefits, (2) reduced commission expense due to a lowered commission rate and changes in geographic territory responsibilities of the sales representatives, and (3) a non-recurring "special allowance" which was awarded to a key customer in fiscal 1996. These reduced expenditures were slightly offset by an increase in amortization costs as a result of recent brand acquisitions; one in late September 1996 and two brands in October 1996.

    General administrative expenses increased when comparing the quarters ended March 31, 1997, and 1996. The nominal increase was approximately $14,000 or 2%

    LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended March 31, 1997, working capital declined to $302,000 from $395,000 at September 30, 1996. The ratio of current assets to current liabilities was 1.07 to 1 at March 31, 1997, and 1.09 to 1 at September 30, 1996. The decrease in working capital of $93,000 was primarily due to an increase in current liabilities of $310,000 related to the accrued liabilities of the unpaid product brand acquisitions.

    The Company has an accumulated deficit of $5,797,000. The Company's recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they came due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including obtaining additional financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

    The EPA announced it is studying the possibility that, although the vadose soil and groundwater, while presenting cleanup problems, there may be a contamination by DNAPs (dense non-aqueous phase liquids), i.e., "sinkers", usually chlorinated organic cleaning solvents. The EPA has proposed to drill six "deep wells" throughout the City of South El Monte at an estimated cost of $1,400,000. The EPA is conferring with SEMPOA (South El Monte Property Owners Association) as to cost sharing on this project. SEMPOA has obtained much lower preliminary cost estimates. The outcome cost and exact scope of this are unclear at this time.

    The Securities and Exchange Commission has issued a formal order of investigation concerning certain matters, including the Company's environmental liabilities. The Company is cooperating with the investigation.

                                                                     Form 10-QSB


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the registrant occurred on March 11, 1997. At that meeting, the following directors were elected:

                                          VOTES
                                 ----------------------
    DIRECTOR                      FOR         WITHHELD
    --------                     ------    ------------
    Dr. Henry L. Lee            3,019,883     267,222
    Ronald G. Lee               3,017,103     270,002
    William M. Caldwell IV      3,019,503     267,602


                                                       VOTES
                                          ----------------------------------
                                             FOR        AGAINST    ABSTAIN
                                           ---------    --------    --------
The appointment of George Brenner, CPA
  as independent auditor                   3,083,573     145,587     57,945

To approve the 1997 Employee Incentive
  Stock Option Plan                        1,107,122     332,204      43,305

To approve the 1997 Stock Option Plan
  for Outside Directors                    1,280,072     361,925      56,233

ITEM 6.  EXHIBITS

The following exhibits have previously been filed by the Company:

         3.1  -    Articles of Incorporation, as amended  (1)

         3.4  -    By-laws, as amended December 20, 1977  (2)

         3.5  -    Amendment of By-laws effective March 14, 1978  (2)

         3.6  -    Amendment to By-laws effective November 1, 1980  (3)

         27   -    Financial Data Schedule

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

                                                  LEE PHARMACEUTICALS
                                                  -------------------
                                                      (Registrant)


Date:    May 14, 1997                                 RONALD G. LEE
         ------------                            ----------------------
                                                      Ronald G. Lee
                                                        President



Date:    May 14, 1997                               MICHAEL L. AGRESTI
         ------------                             ---------------------
                                                    Michael L. Agresti
                                                 Vice President - Finance