Form 10QSB
period 1997-06-30
LEE PHARMACEUTICALS
filed 1997-08-08
CIK 58411

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


                                     FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended         June 30, 1997
                              -------------------------------------------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from              to
                             --------------    -----------------





Commission file number                     1 - 7 3 3 5
                        -------------------------------------------------------
                         L E E  P H A R M A C E U T I C A L S
--------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

    C a l i f o r n i a                          9 5 - 2 6 8 0 3 1 2
---------------------------------    ------------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

       1444  Santa  Anita  Avenue, South  El  Monte, Californa  91733
--------------------------------------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                        ( 8 1 8 )  4 4 2 - 3 1 4 1
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                        N / A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No
    ---     ---
    As of June 30, 1997, there were outstanding 4,135,162 shares of common stock of the registrant.

    Transitional Small Business Disclosure Format (check one):
Yes       No  X
   ---      ---

                                 LEE PHARMACEUTICALS
                                    BALANCE SHEET
                                    JUNE 30, 1997
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

              ASSETS
Cash                                                               $    28

Accounts and notes receivable (net of allowances: $235)                909

Due from related party                                                  94

Inventories:
    Raw materials                                        $ 1,478
    Work in process                                          275
    Finished goods                                           379
                                                         -------

    Total inventories                                                2,132

Other current assets                                                 1,212
                                                                   -------

    Total current assets                                             4,375

Property, plant and equipment (less
    accumulated depreciation and
    amortization: $6,065)                                              509

Goodwill and other assets (net of
    accumulated amortization: $4,495)                                2,945
                                                                   -------

    TOTAL                                                          $ 7,829
                                                                   -------
                                                                   -------


                          See notes to financial statements.

                                 LEE PHARMACEUTICALS
                                    BALANCE SHEET
                                    JUNE 30, 1997
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)




    LIABILITIES

Bank overdraft                                                $   186
Note payable to bank                                                8
Notes payable, other                                              754
Current portion - royalty agreements                              660
Accounts payable                                                1,196
Other accrued liabilities                                         731
Due to related parties                                            368
Deferred income                                                    65
                                                              -------

    Total current liabilities                                   3,968

Long-term notes payable to related parties                      3,320

Long-term notes payable, other                                    933

Long-term notes payable to bank                                   316

Long-term payable-royalty agreements, less current portion        286
    $660
Deferred income                                                   158
                                                              -------

    Total liabilities                                           8,981
                                                              -------

    COMMITMENTS AND CONTINGENCIES


    STOCKHOLDERS' DEFICIENCY

Common stock, $.10 par value; authorized, 7,500,00 shares;
    issued and outstanding, 4,135,162 shares                      413

Additional paid-in capital                                      4,222

Accumulated deficit                                            (5,787)
                                                              -------

    Total stockholders' deficiency                             (1,152)
                                                              -------

         TOTAL                                                $ 7,829
                                                              -------
                                                              -------

                          See notes to financial statements.

                                 LEE PHARMACEUTICALS

                               STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except per share amounts)


                                 For the Three Months     For the Nine Months
                                    Ended June 30,           Ended June 30,

                                    1997        1996        1997       1996
                                  ---------   ---------   ---------  ---------
                                 (UNAUDITED) (UNAUDITED) (UNAUDITED)(UNAUDITED)

Gross revenues                    $   2,415   $   2,274   $   6,860  $   6,414
Less: Sales returns                    (158)       (261)       (503)      (808)
     Cash discounts and others          (20)        (79)        (85)      (109)
                                  ---------   ---------   ---------  ---------

Net revenues                          2,237       1,934       6,272      5,497
                                  ---------   ---------   ---------  ---------

Costs and expenses:

    Cost of sales                       910         950       2,674      2,423
    Selling and advertising
    expense                             866         677       2,405      2,378
    General and administrative
    expense                             470         393       1,270      1,179
                                  ---------   ---------   ---------  ---------

Total costs and expenses              2,246       2,020       6,349      5,980
                                  ---------   ---------   ---------  ---------


(Loss) from operations                   (9)        (86)        (77)      (483)

Other income                             19          19          65         57
                                  ---------   ---------   ---------  ---------

Net income (loss)                 $      10   $     (67)  $     (12) $    (426)
                                  ---------   ---------   ---------  ---------
                                  ---------   ---------   ---------  ---------

Per share:

    Net income (loss)             $     .00   $    (.02)  $     .00  $    (.10)
                                  ---------   ---------   ---------  ---------
                                  ---------   ---------   ---------  ---------


                          See notes to financial statements.

                                 LEE PHARMACEUTICALS
                               STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)

                                                            FOR THE NINE MONTHS
                                                               ENDED JUNE 30,

                                                             1997       1996
                                                          ---------   ---------
                                                         (UNAUDITED) (UNAUDITED)

Cash flows from operating activities:
  Net (loss) . . . . . . . . . . . . . . . . . . . . . .  $     (12)  $    (426)
                                                          ---------   ---------
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
  Depreciation . . . . . . . . . . . . . . . . . . . . .         83         131
  Amortization of intangibles. . . . . . . . . . . . . .      1,035         706
  (Decrease) in deferred income. . . . . . . . . . . . .        (49)        (49)
  (Gain) on disposal of property, plant, and equipment .        (16)        (12)
Change in operating assets and liabilities:
  Decrease (increase) in accounts receivable . . . . . .        203         (69)
  (Increase) in due from related party . . . . . . . . .        (21)          -
  Decrease in inventories  . . . . . . . . . . . . . . .        166         154
  (Increase) in other current assets . . . . . . . . . .        (62)        (80)
  (Decrease) in accounts payable . . . . . . . . . . . .       (448)       (566)
  (Decrease) in accounts payable related party . . . . .        (50)        (46)
  Increase in notes payable, other . . . . . . . . . . .         45          18
  Increase in other accrued liabilities. . . . . . . . .        133         396
  (Decrease) in accrued royalties. . . . . . . . . . . .        (76)          -
                                                          ---------   ---------
  Total adjustments. . . . . . . . . . . . . . . . . . .        943         583
                                                          ---------   ---------
    Net cash provided by operating activities. . . . . .        931         157

                                                          ---------   ---------

Cash flows from investing activities:
  Additions to property, plant, and equipment. . . . . .       (111)        (11)
  Proceeds from sale of equipment. . . . . . . . . . . .         16          12
  Acquisition of product brands. . . . . . . . . . . . .     (1,092)       (134)
                                                          ---------   ---------
    Net cash (used in) investing activities. . . . . . .     (1,187)       (133)
                                                          ---------   ---------

Cash flows from financing activities:
  (Payments on) bank loans . . . . . . . . . . . . . . .        (61)          -
  Proceeds from (payments on) notes payable to
    related party. . . . . . . . . . . . . . . . . . . .         80         (27)
  Proceeds from notes payable, other . . . . . . . . . .        633         281
  (Decrease) in long-term royalty agreements . . . . . .       (495)       (495)
  Increase in bank overdraft . . . . . . . . . . . . . .        114         101
                                                          ---------   ---------
    Net cash provided by (used in) financing activities.        271        (140)
                                                          ---------   ---------

Net Increase (decrease) in cash. . . . . . . . . . . . .         15        (116)
Cash, beginning of year. . . . . . . . . . . . . . . . .         13         123
                                                          ---------   ---------

Cash, end of period. . . . . . . . . . . . . . . . . . .  $      28   $       7
                                                          ---------   ---------
                                                          ---------   ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest . . . . . . . . . . . . . . . . . . . . . . .  $     428   $     162
                                                          ---------   ---------
                                                          ---------   ---------

Acquisition of product brands:
  Fair value of assets acquired. . . . . . . . . . . . .      1,497         134
  Fair value of liabilities incurred . . . . . . . . . .  $     405           -
                                                          ---------   ---------
    Net cash payments. . . . . . . . . . . . . . . . . .  $   1,092         134
                                                          ---------   ---------
                                                          ---------   ---------


                          See notes to financial statements.

     NOTES TO FINANCIAL INFORMATION

1.   Basis of presentation:

     The accompanying balance sheet as of June 30, 1997, and the statements of operations and cash flows for the periods ended June 30, 1997, and 1996, have not been audited by independent accountants but reflect all adjustments, consisting of any normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for such periods. The results of operations for the nine months ended June 30, 1997, are not necessarily indicative of results to be expected for the year ending September 30, 1997.

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

3.   Note payable to bank:

     Effective April 26, 1996, the Company renewed its real estate loan with the bank. The note payable to the bank, secured by deed on land and building, requires a monthly payment of $4,200, including interest at Bank of America's base rate plus 4%, maturing March 2001. At June 30, 1997, the interest rate was 12.5%. The note is guaranteed by the former Chairman of the Company and the Company's President.

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

5.   Acquisitions:

     On October 16, 1996, the Company purchased certain assets from Lactona Corporation for $175,000 including inventory valued at approximately $30,000. The Company remitted $75,000 at closing. Payments of $3,000, including interest, are due the 16th of each month starting November 1996 and ending September 1999 and any remaining amount on October 16, 1999. Interest is to be computed at the highest prime rate during the payment period. The highest prime rate was 8.25% on March 16, 1997.

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

ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     MATERIAL CHANGES IN RESULTS OF OPERATIONS
     THREE MONTHS ENDED JUNE 30, 1997, AND JUNE 30, 1996

     Gross revenues for the three months ended June 30, 1997, were $2,415,000, an increase of approximately $141,000 or 6% from the comparable three months period ended June 30, 1996. The increase in gross revenues was due to the volume generated from the newly acquired brands such as; Aquafilter-Registered Trademark-, two oral care brands, and 28 items including ointments, nutritional supplements, vitamins, analgesics, and various over-the-counter brands. These acquisitions are discussed in Note 5 above. The above increased sales volume was partially offset by reduced sales revenues of the nail category products. The Company's gross revenues from nail products have continued to decline as reported in the prior quarterly Form 10-QSB filings. The decline is primarily due to customers discontinuance of several of the nail extender SKU's (stock keeping units). In addition, revenues from the Company's line of depilatories were lower in the current quarter as compared to the quarter ended June 30, 1996.

     Net revenues increased approximately $303,000 or 16% for the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. The change in net revenues was due to the increase in gross revenues discussed above. In addition, the sales returns declined $103,000 or 40% when comparing the three months ended June 30, 1997, and 1996. The lower sales returns during the current quarter was the result of fewer returns related to the nail extender category. As discussed earlier the nail products sales volume has continued to decline, thereby resulting in lesser returns of the nail extender category. The Company's retail customers have continued to change their planograms, where they are stocking fewer SKU's of the Company's products.

     Cost of sales was 38% of gross revenues for the quarter ended June 30, 1997, compared to 42% for the quarter ended June 30, 1996. The percentage was lower due to a favorable product mix plus the Company exhausted the purchased finished goods inventory of the Aquafilter-Registered Trademark-brand during the first two quarters of fiscal 1997 and commenced manufacturing the product, in-house, during the current quarter thereby capturing more manufacturing overhead.

     Selling and advertising expenses increased $189,000 or 28% when comparing the three months ended June 30, 1997, with the three months ended June 30, 1996. The increase in expenses were mainly due to the following factors;
     (1) an increase in the bad debt allowance account with no recurring entry in the comparable quarter ended June 30, 1996, and (2) an increase in the amortization expense (approximately $112,000) related to acquisitions by the Company during October 1996.

     General and administrative expenses increased when comparing the quarters ended June 30, 1997, and 1996. The increase of $77,000 or 20% was the result of; (1) employee new hires and (2) increased interest expense of approximately $48,000 as a result of increased borrowings from the Company's asset based financing lender.

     MATERIAL CHANGES IN RESULTS OF OPERATIONS
     NINE MONTHS ENDED JUNE 30, 1997, AND JUNE 30, 1996

     Gross revenues for the nine months ended June 30, 1997, were $6,860,000, an increase of approximately $446,000 or 7% from the comparable nine months period ended June 30, 1996. The increase in gross revenues was due to the volume generated from the newly acquired brands such as; Aquafilter-Registered Trademark-, two oral care brands, and 28 items including ointments, nutritional supplements, vitamins, analgesics, and various over-the-counter brands. The above increased sales volume was partially offset by reduced sales revenues of the nail category products. This reduction of nail extender products has continued to decline over the past years. Net revenues for the nine months ended June 30, 1997, were $6,272,000, an increase of $775,000 or 14%, from the comparable nine months period ended June 30, 1996. The reasons for lowered sales returns during the nine months period ended June 30, 1997, versus June 30, 1996, are the same as explained above regarding material changes of the three months period ended June 30, 1997, and 1996.

     Cost of sales as a percentage of gross revenues for the nine months ended June 30, 1997, as compared to the nine months period ended June 30, 1996, was 39% versus 38% respectively. The slightly higher cost of sales percentage for the nine months ended June 30, 1997, compared to June 30, 1996, is due to the non-recurring start-up costs associated with the internal production of several of the product lines associated with the recent brand acquisitions previously discussed, non-recurring freight charges related to the transporting of inventory and equipment related to acquired brands, and an increase in manufacturing labor dollars as a result of two (September 1996 and March 1997) hourly rate increases in the minimum wage.

     Selling and advertising expenses had a nominal increase of $27,000 or 1% when comparing the nine months ended June 30, 1997, with the nine months ended June 30, 1996. When comparing the selling and advertising expenses as a percentage of gross revenues for the nine months ended June 30, 1997, and 1996, the results were 35% versus 37% respectively.

     General and administrative expenses increased $91,000 or 8% when comparing the quarters ended June 30, 1997, and 1996. The increase was due to the reasons explained above regarding changes with the three months period ended June 30, 1997, and 1996.

     LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended June 30, 1997, working capital increased to $407,000 from $395,000 at September 30, 1996. The ratio of current assets to current liabilities was 1.1 to 1 at June 30, 1997, and 1.09 to 1 at September 30, 1996. The increase in working capital of $12,000 was primarily due to a decrease in accounts payable related to payment of several non-recurring commitments.

     The Company has an accumulated deficit of $5,787,000. The Company's recurring losses and/or slightly above break-even from the statements of operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they came due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including obtaining additional financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

                                                  LEE PHARMACEUTICALS
                                                  -------------------
                                                     (Registrant)



     Date:     August 7, 1997                     Ronald G. Lee
          ----------------------             ------------------------------
                                                   Ronald G. Lee
                                                     President



     Date:     August 7, 1997                     Michael L. Agresti
          ----------------------             ------------------------------
                                                   Michael L. Agresti
                                                    Vice President - Finance