Form 10KSB
period 1997-09-30
LEE PHARMACEUTICALS
filed 1997-12-24
CIK 58411

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     FORM 10-KSB



(MARK ONE)

                [ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934


                            COMMISSION FILE NUMBER 1-7335

                                 LEE PHARMACEUTICALS
                    (Name of small business issuer in its charter)

              CALIFORNIA                                95-2680312
              ----------                                ----------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

   1444 SANTA ANITA AVENUE, SOUTH EL MONTE, CALIFORNIA             91733
   ---------------------------------------------------             -----
         (Address of principal executive offices)                (Zip code)


                      ISSUER'S TELEPHONE NUMBER:  (626) 442-3141
                                                  --------------


            SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT

                                                  Name of Each Exchange
            Title of Each Class                    on Which Registered
            -------------------                   ---------------------
                   None



SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE EXCHANGE ACT: Common stock, par value $.10 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No
      -----          -----
      -----          -----


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:  $9,675,000 Gross

As of the close of business on November 28, 1997, the aggregate market value of Lee Pharmaceuticals common stock held by nonaffiliates was $795,560.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, par value $.10; 4,135,162 shares outstanding as of the close of business on November 28, 1997.

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

     Lee Pharmaceuticals' executive offices are located at 1444 Santa Anita Avenue, South El Monte, California 91733, and its telephone number is (626) 442-3141. The Company was incorporated in April 1971 as a California corporation.

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

     In fiscal years 1993 and 1994, the research and development capability of Lee Pharmaceuticals generated several new product entries, including Lee Press-On Body Tattoos, Lee Brush-On Nail Bleach, Lee Nail Whitener, and the Lee Fancy Fingers Nail Jewelry Kit. In addition, the consumer products line of the Company was further diversified by the acquisition of seven products from other manufacturers, including six over-the-counter drug products and Sundance, a line of aloe vera skin care products.

     In fiscal year 1995, the research and development capability of Lee Pharmaceuticals generated several new product entries, including a new product line -- Lee Press-On Nails - Professional Salon Style in fourteen high fashion nail colors plus a nail extender product line known as Lee Elegant Edge Nail Tip kits. In addition, there was further diversification of the Company's consumer products line by the acquisition of products from other manufacturers, including aloe vera skin care products, a line of men's after shave lotions, infant care items, and additional over-the-counter drug products.

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

     In fiscal 1997, the Company purchased two oral care brands from Lactona Corporation for $175,000 including inventory valued at approximately $30,000. Also, in fiscal 1997, the Company purchased twenty-eight (28) brands including ointments, nutritional supplements, vitamins, analgesics, and various over-the-counter (OTC) brands from Roberts Laboratories, Inc. for $1,168,089. During fiscal 1997 Lee Lip-Ex Lip Balms were internally developed. The Lip-Ex line includes three lip balms and six glossy flavored lip balms.

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

     Lee Pharmaceuticals continues to expand its product line via a combination of acquisitions and in-house research and development activity. The consumer products line was historically dominated by nail extension, nail treatment, and nail decor products, but it now includes depilatory products, wax hair removal products, a nail biting deterrent product, nasal care items, over-the-counter drug products, skin care products, men's fragrance products, tobacco accessory products, and lip balms. The Company's consumer products line today is no longer restricted solely to the cosmetics business.

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

DENTAL PRODUCTS SEGMENT

     From its inception in 1971 through 1997, the Company at various times introduced dental products designed to satisfy specific material or supply requirements of the practicing dental professional and of the orthodontic and endodontic specialist.

     Its dental product line consists of a variety of restorative materials (filling materials, core build up materials), splints, orthodontic brackets, Maryland bridge adhesives, and enamel and dentin bonding materials and related products.

     In 1991, the Company licensed the right to certain patents and technology developed by the American Dental Association Health Foundation through research it sponsored at the Paffenbarger Center for Excellence in Dental Research at the National Institute of Technology and Standards for fabricating dental inserts and inlays of special formulas of beta quartz. The Company has been marketing nine shapes and sizes, and has introduced twenty-six more sizes and shapes which are intended to offer the dentist several new classes of restorations between amalgam and composite restorations on the one hand, and laboratory inlays on the other hand. Beta quartz designs are intended to permit the dentist to prepare inlays in one visit, directly at the chairside, without the need for time consuming impressions, or the need for expensive laboratory work.

DENTAL MARKETING IN THE UNITED STATES

     The Company markets its dental, orthodontic and endodontic products in the United States through telephone solicitation, direct mail, advertisement in trade journals, attendance at conventions, and dental dealers. The Company plans and executes its own marketing programs, prepares its own technical literature, produces its own clinical and marketing films, and displays its dental products at conventions throughout the country.

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

OTHER GOVERNMENTAL REGULATIONS

     To the extent the Company's products are marketed in foreign countries, the Company believes it has complied with the laws of such countries, and with the FDA regulations which control export of devices. In those countries which ban use of certain ingredients, the Company has reformulated certain of its products to meet the specifications of that particular country.

     There is generally world wide movement to increase and/or streamline the regulations controlling medical devices. The twenty two countries in Europe have consolidated their regulations into a joint code referred to as ISO 9000. This code regulates the manufacture and distribution of medical devices in Europe. One of the provisions of the code is that the company maintain a quality control system very much like the FDA system, but with some differences. It appears that these differences are being negotiated so that both regulations will be equivalent.

     Prior to this time, the Company generally had to apply to each individual country to obtain permission to sell in that country. With the consolidated regulations, a company needs only to apply to one. At the moment all test data needed for an application must be generated in Europe or validated in Europe. The resolution of differences between the FDA and the ISO 9000 regulations will probably result in U.S. data being accepted in Europe, and vice versa. Whether this consolidation will apply to prescription drugs is uncertain.

     The Company has elected to process applications for sale of three of its major dental brands in Europe. These brands will be labeled with CE markings indicating their clearance for sale. The Company has been assisted in this program by the California Manufacturing Technology Center, a program of the State of California and the U.S. Department of Commerce.

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

                              APPLICABLE TO ALL SEGMENTS

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
                                             YEAR ENDED SEPTEMBER 30
                                             -----------------------
                                             1997     1996     1995
                                             ----     ----     ----
                                             (000)    (000)    (000)
       United States export sales
         (except Canada) . . . . . . . . . $  827   $  834   $1,161

RESEARCH PROGRAM

The recent Company trend has been in the direction of brand acquisitions rather than extensive internal research and development. Effective July 1996 the Company eliminated its internal research and development department, and decided that future testing and research, that cannot be absorbed by its quality assurance and production control departments, will be placed outside the Company. As needed, clinical research on products is also done under contract with dental schools and clinics. The Company follows the policy of expensing all research and development costs when incurred. During the years ended September 30, 1997, 1996, and 1995, the Company spent approximately $0, $178,000, and $186,000, respectively, on research activities relating to the development of new products or the improvement of existing products.

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

The Company has a license to manufacture and sell two dental products from the American Dental Association Health Research Foundation, which operates a dental research facility in the complex of the National Institute of Standards and Technology. The Company has made considerable investment in further developing this product and has been issued one patent (December 15, 1997) and has two more pending.

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

     The Company owns a manufacturing facility located in South El Monte, California. The California Regional Water Quality Control Board (The "RWQCB") ordered the Company in 1988 and 1989 to investigate the contamination on its property (relating to soil and groundwater contamination). The Company engaged a consultant who performed tests and reported to the then Chairman of the Company. On August 12, 1991, the RWQCB issued a "Cleanup and Abatement Order" directing the Company to conduct further testing and cleanup the site. In October 1991, the Company received from an environmental consulting firm an estimate of $465,200 for investigation and cleanup costs. The Company believed that this estimate was inconclusive and overstated the contamination levels. The Company believes that subsequent investigations will support the Company's conclusions about that estimate. The Company did not complete the testing, and in June 1992 the RWQCB requested that the EPA evaluate the contamination and take appropriate action. At the EPA's request, Ecology & Environment, Inc. conducted an investigation of soil and groundwater on the Company's property. Ecology & Environment Inc.'s Final Site Assessment Report, which was submitted to the EPA in June 1994, did not rule out the possibility that some of the contamination originated on-site, and resulted from either past or current operations on the property. The Company may be liable for all or part of the costs of remediating the contamination on its property. The EPA has not taken any further action in this matter, but may do so in the future.

     The Company and nearby property owners have engaged a consultant to perform a site investigation with respect to soil and shallow groundwater contamination. The Company currently estimates the cost to perform the site investigation to be $175,000. Accordingly, while recognizing it may be jointly and severally liable for the entire cost, the financial statements as of September 30, 1995, recognized the proportionate amount ($87,500) which the Company believes is its liability for a site investigation.

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

     The Company's South El Monte manufacturing facility is also located over a large area of possibly contaminated regional groundwater which is part of the San Gabriel Valley Superfund site. The Company has been notified that it is a potentially responsible party ("PRP") for the contamination. In 1995, the Company was informed that the EPA estimated the cleanup costs for the South El Monte's portion of the San Gabriel Valley Superfund site to be $30 million. The Company's potential share of such amount has not been determined. Superfund PRPs are jointly and severally liable for superfund site costs, and are responsible for negotiating among themselves the allocation of the costs based on, among other things, the outcome of environmental investigation.

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

     The Company has received a report from Geomatrix Consultants, Inc., dated December 1, 1997 (the "Report"), containing a site assessment to evaluate the impact of volatile organic compounds on the soil and groundwater at the Lidcombe and Santa Anita Avenue site located in South El Monte, California (which includes the Company's facilities). The Report has been submitted to the RWQCB for its comments and response. While the Report appears to indicate generally low concentrations of tetrachloroethene, trichloaethene and trichloroethane, until the comments and response of the RWQCB have been received and analyzed, no determination can be made as to what, if any, cleanup will be required by the Company or what, if any, additional environmental costs the Company may incur. The Company is optimistic that since the sources of these chemicals appear to be upgradient from the Company facilities as a result of the most recent testing done in 1997, the cleanup of those sources should materially reduce any cleanup costs of the Company, an engineering position that the Company has maintained for years.

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

     The total amount of environmental investigation and cleanup costs that the Company may incur with respect to the foregoing is not known at this time. However, based upon information available to the Company at this time, the Company has expensed a total of $261,000, of which $126,000 were legal fees, since 1991 for environmental investigation and cleanup costs. The actual costs could differ materially from the amounts expensed for environmental investigation and cleanup costs to date.

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

EMPLOYEES

     The Company's work force of 101 presently includes 29 permanent employees, both salaried and hourly, and 72 personnel leased through employment agencies.

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

     Although the Company does not believe that it is dependent upon any one customer or distributor, a customer accounted for 14% and 11% of the Company's net revenues during fiscal 1997 and 1996, respectively. No other customer accounted for 10% or more of the Company's net revenues for those fiscal years.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.

   The Company occupies, through ownership or lease, seven buildings on contiguous lots in South El Monte, California. The Company owns the following:

                            APPROXIMATE
                              SQUARE
ADDRESS                       FOOTAGE          USAGE
-------                       -------          -----
1428 Santa Anita Avenue        10,000          Chemical processing and filling

   The Company leases the following:


                               APPROXIMATE  AGGREGATE         LEASE
                                 SQUARE       ANNUAL        EXPIRATION
ADDRESS                          FOOTAGE      RENTAL           DATE                  USAGE
-------                          -------      ------           ----                  -----
1434 Santa Anita Avenue           11,000     $52,812**       11/30/2000       Inventory control, personnel, data processing,
                                                                              accounting offices and dental production/shipping
1460 Santa Anita Avenue (1)       15,000      64,728**       11/30/2000       Effective January 15, 1996, the building was
                                                                              subleased.
1470 Santa Anita Avenue (2)        8,000      43,056**       11/30/2000       Effective July 16, 1996, the building was subleased.
1500 Santa Anita Avenue           18,000      85,884**       11/30/2000       Warehouse, consumer packaging operations,
                                                                              injection molding and corrugated printing
1516 Santa Anita Avenue           18,000      87,960**       11/30/2000       Sales/marketing offices, purchasing, consumer
                                                                              shipping, and warehouse
1444 Santa Anita Avenue (3)       10,000      67,302*        11/30/2005       Executive office, consumer production,
                                                                              quality control and bottle printing
1427 Lidcombe Avenue               6,000      28,134**       11/30/2000       Maintenance and chemical processing
                                                                              (rear building)
1425 Lidcombe Avenue               6,000      28,134**       11/30/2000       Chemical processing and packaging
1445 Lidcombe Avenue (3) (4)       8,000      63,177*        11/30/2005       Effective November 8, 1995, the building was
                                                                              subleased on a one-year agreement.  Subsequent
                                                                              to November 1996, the subleasee is on a month
                                                                              to month agreement with a 45-day advance
                                                                              notice to relocate.
                                                                              The gross monthly rental income is $3,676.



*    Revised biannually for consumer price index change.
** Can be revised biannually for consumer price index change, but has not been adjusted, by the owner, on December 1, 1992, December 1, 1994 or December 1, 1996.

(1) The Company entered into a sublease agreement, effective January 15, 1996, which expires November 30, 2000. The gross annual rental income is $66,395. In April 1997 the subleasee commenced occupancy of the entire 15,000 square footage (previously occupied 13,000 square feet). The sublease includes a cost of living adjustment in June 1998.

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

(4) The gross monthly rental income is $3,676. The Company will continue to sublease the building until the owner can locate a buyer.

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

                                 QTR       HIGH            LOW
                   FY 1997        1Q     $  .2200        $ .1400
                                  2Q        .2000          .1500
                                  3Q        .3200          .2500
                                  4Q        .3250          .2500
                   FY 1996        1Q     $  .6875        $ .2500
                                  2Q        .4375          .0625
                                  3Q        .2500          .0938
                                  4Q        .2000          .1400

   There were approximately 812 shareholders of record of the Company's Common Stock as of the close of business on September 30, 1997.

   The Company has not paid any cash dividends and has no present intention of paying cash dividends in the foreseeable future.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FISCAL YEARS ENDED SEPTEMBER 30, 1997, AND SEPTEMBER 30, 1996

   Net revenues increased during fiscal 1997 by $1,878,000 or 27% when compared to fiscal 1996. The increase in net revenues was the result of sales of the newly acquired brand acquisitions. The newly acquired brand acquisitions accounted for $2,272,000 or 26% of the Company's total net revenues. The aforementioned sales volume increase was partially offset by a decline in the overall nail extender products (approximately 15%). Also, the Company's sales returns decreased approximately $321,000 or 27% when comparing fiscal years 1997 and 1996. The lower sales returns during the current fiscal year was the result of fewer returns related to the nail extender category. This was due to the continued decline in the nail products sales volume. The Company's retail customers have continued to change their planograms, where they are stocking fewer SKU's (stock keeping units) of the Company's products.

   As noted under "Description of Business -- Consumer Products Segment" the Company has pursued a policy of diversifying its product line and has increasingly emphasized lower priced products.

   Cost of sales as a percentage of gross revenues was constant (40%) when comparing fiscal years 1997 and 1996. The constant (40%) cost of sales percentage was due to several factors such as; (1) a favorable product mix,
(2) continued utilization of less direct labor manpower, and (3) ability to manufacture recently acquired brands in-house thereby capturing more manufacturing overhead. Also, the Company has been able to continue experiencing the benefits of the consolidated production facilities (reducing the overall occupied facility square footage by 32%) since August 1995. The above favorable explanations were somewhat offset by non-recurring freight charges related to the transporting of inventory and equipment (to the Company) related to acquired brands, and an increase in manufacturing labor dollars as a result of two (September 1996 and March 1997) hourly rate increases in the minimum wage.

   Selling and advertising expenses increased $267,000 or 9% when comparing fiscal years 1997 and 1996. The increases in expenses were mainly due to the following factors; (1) an increase in the bad debt allowance account ($80,000) with no recurring entry in fiscal 1996, (2) an increase in the amortization expense (approximately $435,000) related to acquisitions by the Company during October 1996, (3) an increase in temporary (agency) help payroll ($55,000), and (4) a write off of the impairment of goodwill ($26,000). The above category expense increases were partially offset by a decrease in advertising expense ($89,000), a non-recurring "special allowance" ($126,000) which was awarded to a key customer in fiscal 1996, overall lower salaries, wages and commissions plus related fringe benefits ($62,000) and lesser royalty expense ($50,000).

   Research and development expenses decreased $178,000 when comparing fiscal year 1997 versus 1996. The Company trend over the last fifteen (15) months has been in the direction of brand acquisitions rather than extensive internal research and development. Effective July 1996 the Company eliminated it's internal research and development department, and decided that future testing and research, that cannot be absorbed by its quality assurance and production control departments, will be placed outside the Company.

   General and administrative expenses increased $39,000 or 4% when comparing fiscal years 1997 and 1996. This increase was due to higher salaries and wages, the result of employee new hires, plus various rate increases ($85,000) which was partially offset (decrease) by management's decision not to renew its Directors and Officers insurance coverage ($50,000).

   Interest expense increased $169,000 or 44% when comparing fiscal years 1997 and 1996. The higher interest expense was attributed to the increased borrowings from the Company's asset based financing lender and a higher prime interest rate (from 8.25% to 8.5%) charged on various notes payable.

   Gain on sale of buildings relates to the sale leaseback arrangement since 1991 whereby the Company is realizing a constant deferred gain over the lease term.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital was $114,000 at September 30, 1997, as compared with $395,000 at September 30, 1996. The decrease in working capital of $281,000 was primarily due to an increase in current liabilities of $224,000 (basically increased notes payable (current portion) as a result of newly acquired product brands and an increase in other accrued liabilities) and a decrease in current assets of $57,000 primarily due to a decline in inventory. The ratio of current assets to current liabilities was 1.0 to 1 at September 30, 1997, and 1.1 to 1 at September 30, 1996.

   In comparing fiscal years 1997 and 1996, accounts receivable turnover increased (7.3 versus 5.8) primarily due to the Company's reduction in extended credit terms. Accounts payable as a percentage of total costs and expenses decreased (12% in fiscal 1997 versus 22% in fiscal 1996) due to improved timely payments to vendors plus payment of several non-recurring commitments the result of better cash flow from accounts receivable collections.

   Customer consolidations, as expected, materialized in fiscal 1997 and may continue in fiscal 1998. Management continues to face lower retail store inventory levels and expanded computerization (EDI - electronic data interchange) in the field.

   The Company has an accumulated deficit of $5,746,000. The Company's past recurring losses and current nominal profit from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

   The Company has continued to reduce it's inventory of slow moving items at a price below the listed sales price and scrapping excess inventory items in light of the reduced facility square footage (refer to above comment on cost of sales). The overall reduction in inventory was $318,000. Effective May 21, 1996, the Company obtained accounts receivable financing whereby 65% of the eligible domestic accounts receivable, not to exceed $1,000,000, can be financed. Effective July 1997, the rate of eligible domestic accounts receivable was favorably increased from 65% to 70%. The financing is secured by accounts receivable, equipment, inventories, and certain other assets.

   The Company does not believe that inflation had a significant impact on its operations during fiscal years 1997 and 1996.

ITEM 7.       FINANCIAL STATEMENTS.

                                                                         PAGE
INDEX TO FINANCIAL STATEMENTS                                           NUMBER
Independent Auditor's Report                                              12

Financial Statements:

     Balance sheet as of September 30, 1997                               13

     Statements of operations for each of the years in the
     two-year period ended September 30, 1997                             14

     Statements of changes in stockholders' equity (deficiency)for each
     of the years in the two-year period ended September 30, 1997         15

     Statements of cash flows for each of the years in the two-year
     period ended September 30, 1997                                      16

     Notes to financial statements                                      17-25


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

                                GEORGE BRENNER

                         CERTIFIED PUBLIC ACCOUNTANT
                      9300 WILSHIRE BOULEVARD, SUITE 480
                       BEVERLY HILLS, CALIFORNIA 90212



                         Independent Auditor's Report


Board of Directors
Lee Pharmaceuticals
South El Monte, California

I have audited the accompanying balance sheet of Lee Pharmaceuticals as of September 30, 1997 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lee Pharmaceuticals as of September 30, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company's recurring past losses from operations, its current nominal profit, and inability to generate sufficient cash flow from normal operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 15. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

As discussed in Note 10, "Commitments and Contingencies - Assessment for environmental cleanup," the Company is attempting to quantify its cleanup cost liability, however, the ultimate outcome of this liability cannot presently be determined.


                                               GEORGE BRENNER

                                               George Brenner, CPA
December 9, 1997
Beverly Hills, California

                                 LEE PHARMACEUTICALS

                                    BALANCE SHEET

                                  SEPTEMBER 30, 1997

                                        ASSETS
CURRENT ASSETS:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   26,000
   Accounts receivable, less allowance for doubtful accounts
      of $39,000 and sales returns allowance of $161,000. . . . .     1,303,000
   Due from related party . . . . . . . . . . . . . . . . . . . .       108,000
   Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .     1,980,000
   Prepaid royalties. . . . . . . . . . . . . . . . . . . . . . .       660,000
   Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .       425,000
   Other current assets . . . . . . . . . . . . . . . . . . . . .        87,000
                                                                     ----------
      TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . .     4,589,000
                                                                     ----------
Property, plant and equipment, at cost:
   Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        49,000
   Building . . . . . . . . . . . . . . . . . . . . . . . . . . .       204,000
   Machinery and equipment. . . . . . . . . . . . . . . . . . . .     5,986,000
   Leasehold improvements . . . . . . . . . . . . . . . . . . . .       369,000
                                                                     ----------
                                                                      6,608,000
   Less accumulated depreciation and amortization . . . . . . . .     6,091,000
                                                                     ----------
      NET PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . .       517,000
                                                                     ----------
INTANGIBLE AND OTHER ASSETS, net of accumulated amortization
   of $4,869,000. . . . . . . . . . . . . . . . . . . . . . . . .     2,804,000
                                                                     ----------
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $7,910,000
                                                                     ----------
                                                                     ----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . .    $  209,000
   Notes payable, other . . . . . . . . . . . . . . . . . . . . .       716,000
   Current portion - notes payable, other (long-term) . . . . . .       273,000
   Current portion - royalty agreements . . . . . . . . . . . . .       667,000
   Current portion - note payable related party . . . . . . . . .       255,000
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     1,020,000
   Accrued royalties. . . . . . . . . . . . . . . . . . . . . . .       458,000
   Other accrued liabilities. . . . . . . . . . . . . . . . . . .       407,000
   Due to related parties . . . . . . . . . . . . . . . . . . . .       405,000
   Deferred income. . . . . . . . . . . . . . . . . . . . . . . .        65,000
                                                                     ----------
      TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . .     4,475,000

LONG-TERM NOTES PAYABLE TO RELATED PARTIES. . . . . . . . . . . .     3,064,000
LONG-TERM PAYABLE - royalty agreements, less current portion
 $667,000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .       121,000
LONG-TERM NOTES PAYABLE, other. . . . . . . . . . . . . . . . . .     1,219,000
DEFERRED INCOME . . . . . . . . . . . . . . . . . . . . . . . . .       142,000
                                                                     ----------
      TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . .     9,021,000
                                                                     ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Common stock, $.10 par value; authorized 7,500,000 shares;
      issued and outstanding, 4,135,162 shares. . . . . . . . . .       413,000
   Additional paid-in capital . . . . . . . . . . . . . . . . . .     4,222,000
   Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .    (5,746,000)
                                                                     ----------
   TOTAL STOCKHOLDERS' DEFICIENCY . . . . . . . . . . . . . . . .   (1,111,000)
                                                                     ----------
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $7,910,000
                                                                    ----------
                                                                    ----------


       The accompanying notes are an integral part of the financial statements.

                                  LEE PHARMACEUTICALS

                                STATEMENTS OF OPERATIONS

                            FOR THE YEARS ENDED SEPTEMBER 30,

                                                                                               1997                1996
                                                                                               ----                ----
GROSS REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $9,675,000          $8,118,000
   Less:  Sales returns, discounts and allowances. . . . . . . . . . . . . . . . . .          (860,000)         (1,181,000)
                                                                                            ----------          ----------
NET REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,815,000           6,937,000
                                                                                            ----------          ----------
COSTS AND EXPENSES:
   Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,820,000           3,228,000
   Selling and advertising . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,373,000           3,106,000
   General and administrative. . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,126,000           1,087,000
   Research and development. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                               178,000
                                                                                            ----------          ----------
TOTAL COSTS AND EXPENSES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,319,000           7,599,000
                                                                                            ----------          ----------
OPERATING INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           496,000            (662,000)
INTEREST EXPENSE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (550,000)           (381,000)
GAIN ON SALE OF BUILDINGS AND OTHER. . . . . . . . . . . . . . . . . . . . . . . . .            65,000              65,000
OTHER INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            18,000               8,000
                                                                                            ----------          ----------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   29,000          $ (970,000)
                                                                                            ----------          ----------
                                                                                            ----------          ----------
PER  SHARE:
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      .01          $     (.23)
                                                                                            ----------          ----------
                                                                                            ----------          ----------

       The accompanying notes are an integral part of the financial statements.

                            LEE PHARMACEUTICALS

         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                     FOR THE YEARS ENDED SEPTEMBER 30,



                                           COMMON STOCK                     Retained
                                       ------------------     Additional    Earnings
                                       Number of               Paid-in      (Accumulated
                                       Shares       Amount     Capital      Deficit)            Total
                                       ---------  ----------   ----------   ------------      -----------
Balance at September 30, 1995          4,135,162     413,000    4,222,000      (4,805,000)       (170,000)

Net loss                                                                         (970,000)       (970,000)
                                       ---------  ----------   ----------    ------------     -----------
Balance at September 30, 1996          4,135,162  $  413,000   $4,222,000    $ (5,775,000)    $(1,140,000)

Net income                                                                         29,000          29,000
                                       ---------  ----------   ----------    ------------     -----------
Balance at September 30, 1997          4,135,162  $  413,000   $4,222,000    $ (5,746,000)    $(1,111,000)
                                       ---------  ----------   ----------    ------------     -----------


       The accompanying notes are an integral part of the financial statements.

                                 LEE PHARMACEUTICALS

                               STATEMENTS OF CASH FLOWS

                          FOR THE YEARS ENDED SEPTEMBER 30,

                                                                                               1997                1996
                                                                                          -------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $      29,000       $     (970,000)
                                                                                          -------------      ---------------
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
 Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             113,000              162,000
 Amortization of intangibles. . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,416,000              950,000
 (Decrease) in deferred income  . . . . . . . . . . . . . . . . . . . . . . . . . .             (65,000)             (65,000)
 (Gain) on disposal of property, plant and equipment. . . . . . . . . . . . . . . .             (17,000)              (9,000)

Change in operating assets and liabilities:
 (Increase) decrease in accounts receivable . . . . . . . . . . . . . . . . . . . .            (191,000)             219,000
 (Increase) in due from related party . . . . . . . . . . . . . . . . . . . . . . .             (35,000)             (73,000)
 Decrease in inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             318,000              162,000
 (Increase) in other current assets . . . . . . . . . . . . . . . . . . . . . . . .             (22,000)             (63,000)
 (Decrease) in notes payable-other. . . . . . . . . . . . . . . . . . . . . . . . .            (150,000)                  --
 (Decrease) increase in accounts payable. . . . . . . . . . . . . . . . . . . . . .            (624,000)               8,000
 Increase (decrease) in due to related parties. . . . . . . . . . . . . . . . . . .              57,000              (40,000)
 Increase in other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . .             266,000              144,000
 (Decrease) in accrued royalties. . . . . . . . . . . . . . . . . . . . . . . . . .             (69,000)              (7,000)
                                                                                          -------------      ---------------
 Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             997,000            1,388,000
                                                                                          -------------      ---------------

      Net cash provided by operating activities . . . . . . . . . . . . . . . . . .           1,026,000              418,000
                                                                                          -------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment . . . . . . . . . . . . . . . . . . . .             (77,000)            (146,000)
 Proceeds from sale of equipment. . . . . . . . . . . . . . . . . . . . . . . . . .              17,000                9,000
 Acquisition of product brands. . . . . . . . . . . . . . . . . . . . . . . . . . .            (260,000)            (622,000)
                                                                                          -------------      ---------------

      Net cash (used in) investing activities . . . . . . . . . . . . . . . . . . .            (320,000)            (759,000)
                                                                                          -------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 (Payments on) proceeds from bank loans . . . . . . . . . . . . . . . . . . . . . .             (63,000)              88,000

 Proceeds from (payments on) notes payable to related party . . . . . . . . . . . .                  --              (37,000)
 (Payments on) proceeds from notes payable-other. . . . . . . . . . . . . . . . . .            (107,000)             852,000
 (Decrease) in long-term royalty agreements . . . . . . . . . . . . . . . . . . . .            (660,000)            (744,000)
 Increase in bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . .             137,000               72,000
                                                                                          -------------      ---------------
      Net cash (used) provided by financing activities. . . . . . . . . . . . . . .            (693,000)             231,000
                                                                                          -------------      ---------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . .              13,000             (110,000)
Cash, beginning of year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              13,000              123,000
                                                                                          -------------      ---------------

Cash, end of year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $      26,000       $       13,000
                                                                                          -------------      ---------------
                                                                                          -------------      ---------------

                                             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
 Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     524,000       $      270,000
                                                                                          -------------      ---------------
                                                                                          -------------      ---------------
Acquisition of product brands:
 Fair value of assets acquired. . . . . . . . . . . . . . . . . . . . . . . . . . .       $   1,403,000       $      922,000
 Fair value of liabilities incurred . . . . . . . . . . . . . . . . . . . . . . . .          (1,143,000)            (300,000)
                                                                                          -------------      ---------------
      Net cash payments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     260,000       $      622,000
                                                                                          -------------      ---------------
                                                                                          -------------      ---------------

       The accompanying notes are an integral part of the financial statements.

                              LEE PHARMACEUTICALS
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          DESCRIPTION OF BUSINESS

          The Company manufactures and markets consumer products to national and regional retailers of varying financial strength. The Company also manufactures and sells dental products to dental service providers principally in the United States. For all years presented, sales, operating results and identifiable assets of the consumer products group were in excess of 91% of total company operations.

          CONTINUED EXISTENCE

          The financial statements have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $5,746,000. The Company's past recurring losses and current nominal profit from operations and inability to generate sufficient cash flow from normal operations to meet its obligation as they came due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due. Management's plans in regard to these matters are described in Note 15 - "Subsequent Events." The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

          Royalties are amortized ($808,000 per year) over the maximum period of the royalty agreement. All other intangibles are amortized ($582,000 per year) over estimated useful lives which range from six (6) to forty (40) years.

          ENVIRONMENTAL EXPENDITURES

          Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. The Company's proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated. Management believes that the amount accrued at September 30, 1995 for remedial cost studies ($102,500) is still adequate based on current information available. Consequently, no additional provision has been recorded in fiscal year 1997 or 1996. See Note 10 - "Assessment for environmental cleanup."

          MAJOR CUSTOMER

          The Company had one major customer with sales volume approximating 14% and 11% of the Company's net revenues for the years ending September 30, 1997, and 1996, respectively. The amount due from the customer was $542,000 and $249,000 at September 30, 1997, and 1996,
          respectively, and is included in accounts receivable in these financial statements.

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

          USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -  NET INCOME (LOSS) PER SHARE

          Net profit per share for fiscal 1997 and net loss per share for fiscal 1996 are based on 4,135,162 common shares outstanding. Common stock equivalents (common stock options) were not considered in the earnings per share calculation since the effect was immaterial.

NOTE 3 -  INVENTORIES

          Inventories consist of the following at September 30, 1997:

                  Raw materials . . . . . . . . . . . .        $  1,952,000
                  Work-in-process . . . . . . . . . . .             292,000
                  Finished goods. . . . . . . . . . . .             298,000
                                                               ------------
                                                                  2,542,000
                  Allowance for obsolescence. . . . . .             562,000
                                                               ------------
                  Total . . . . . . . . . . . . . . . .        $  1,980,000
                                                               ------------
                                                               ------------

NOTE 4 -  INTANGIBLE AND OTHER ASSETS

          The Company acquired certain product lines in 1997 (See Note 14) and prior years. Certain amounts related to these acquisitions were allocated to intangible assets. Included in intangible assets at September 30, 1997, are the following:

                                                                                  Amortization
                                                                   Cost          period (years)
                  Goodwill. . . . . . . . . . . . . . .        $  1,583,000           4 - 40
                  Covenants not to compete. . . . . . .           2,640,000           1 -  5
                  Trademark . . . . . . . . . . . . . .             322,000                5
                  Royalty agreements. . . . . . . . . .           2,802,000           4 -  6
                  Other . . . . . . . . . . . . . . . .             326,000           2 -  3
                                                               ------------
                  Total . . . . . . . . . . . . . . . .           7,673,000
                  Less:  accumulated amortization . . .          (4,869,000)
                                                               ------------
                  Intangibles - Net . . . . . . . . . .        $  2,804,000
                                                               ------------
                                                               ------------

NOTE 5 -  NOTES PAYABLE, OTHER - CURRENT

          A.   Note payable to bank (accounts receivable
               financing), secured by accounts receivable,
               equipment, inventories, and certain other
               assets, maximum revolving advance is $1,000,000
               (based on domestic accounts receivable as
               defined in the agreement), requires minimum
               monthly interest of $3,000, interest rate is 8%
               above the prime rate.  The agreement is for a
               term of two years from May 1996 and is renewable
               for successive one year periods thereafter.         $491,000

          B.   Note payable to seller on acquisition of product
               brand payable in one installment of $7,000, plus
               interest, on October 8, 1997, and eleven equal
               monthly installments of $8,000, plus interest,
               ending on September 8, 1998.  The interest rate
               is the highest prime rate during the period.
               The interest rate at September 30, 1997, was 8.5%     95,000

          C.   Note payable to bank, secured by production
               equipment related to a product brand acquisition,
               requires monthly payments of $5,500, including
               interest at the bank's prime rate plus 8%,
               maturing May 1998.                                   128,000

          D.   Notes Payable Other                                    2,000
                                                               ------------
                                                               $    716,000
                                                               ------------
                                                               ------------

NOTE 6 -  RELATED PARTY TRANSACTIONS

     In 1991 the Company sold and leased back two of its operating facilities in a transaction with its former Chairman. An initial gain was recognized and a deferred gain was recorded which is to be amortized over the term of the two leases which expire November 2000. The amount of deferred gain realized during 1997 and 1996 was $65,000.

     The amounts of rents paid to related parties were $133,000 and $133,000 for September 30, 1997, and 1996, respectively.

     During the fiscal year ending September 30, 1997, the total interest expensed to related parties (Note 7) was $275,000 out of which $188,000 was paid and $405,000 was accrued as of September 30, 1997.

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

NOTE 7 -  NOTES PAYABLE - RELATED PARTIES

     A.   Notes payable to related parties, unsecured, bearing
          interest at bank's prime rate (8.5% at September
          30, 1997), maturing January 2005.                          $   90,000

     B.   Note payable to officer, unsecured, bearing interest at
          bank's prime rate (8.5% at September 30, 1997),
          principal is maturing and accrued interest is payable
          in January 2005.                                              193,000

     C.   Note payable to officer, unsecured, bearing interest at
          bank's prime rate (8.5% at September 30, 1997),
          principal is maturing and accrued interest is payable
          in January 2005.                                              150,000

     D.   Note payable to officer, unsecured, bearing interest
          at bank's prime rate (8.5% at September 30, 1997),
          principal is maturing and accrued interest is payable
          in January 2005.                                              371,000

     E.   Notes payable to related party, secured by product
          brand, bearing interest at bank's prime rate (8.5%
          at September 30, 1997), principal is maturing and
          accrued interest is payable in January 2005.                  400,000

     F.   Note payable to related party, secured by assets of
          the Company (secondary position) bearing interest at
          bank's prime rate (8.5% at September 30, 1997), and
          principal payable based on a twelve (12) year fully
          amortized schedule commencing March 15, 1997.               1,440,000

     G.   Notes payable to officer, secured by product brand,
          bearing interest at bank's prime rate (8.5% at
          September 30, 1997), principal is maturing and accrued
          interest is payable in January 2005.                          250,000

     H.   Note payable to officer, secured by product brand,
          bearing interest at bank's prime rate (8.5% at
          September 30, 1997), principal is maturing and accrued
          interest is payable in January 2005.                          100,000

     I.   Note payable to officer, unsecured, bearing interest
          at bank's prime rate (8.5% at September 30, 1997),
          principal is maturing and accrued interest is payable
          in July 1998.                                                  65,000

     J.   Note payable to officer, unsecured, bearing interest
          at bank's prime rate (8.5% at September 30, 1997),
          principal is maturing and accrued interest is payable
          in January 2005.                                              250,000

     K.   Note payable to officer, unsecured, bearing interest
          at bank's prime rate (8.5% at September 30, 1997),
          maturing January 2005.                                         10,000
                                                                    -----------
                                                                     $3,319,000
          Less current portion                                         (255,000)
                                                                    -----------
                                                                     $3,064,000
                                                                    -----------
                                                                    -----------

     In connection with the sale of two buildings by the former Chairman to the current Chairman, certain notes were exchanged between the two parties and an early note payment of $27,000 was made to the current Chairman.


NOTE 8 -  NOTES PAYABLE, OTHER - NONCURRENT

     A.   Note payable secured by product brand, bearing interest
          at 15%, interest payable monthly, maturing December 1998.
          The note was further modified from its original maturity
          date of July 1996. Effective November 1, 1997, the
          interest rate will be 20%.                                 $   50,000


     B.   Note payable secured by product brand, bearing interest at 15%, interest payable monthly, maturing December 1998. The note was further modified from its original maturity date of July 1996.
          Effective November 1, 1997, the interest rate will be 20%.                 50,000

     C.   Note payable secured by product brands, bearing interest at 15%, interest payable monthly, maturing December 1998. The note was further modified from its original maturity date of July 1996.
          Effective November 1, 1997, the interest rate will be 20%.                100,000

     D.   Note payable secured by product brand, bearing interest at 20%,
          interest payable monthly, maturing November 1998.                         100,000

     E.   Note payable secured by product brand, bearing interest at 15%, interest payable monthly, maturing December 1998. The note was modified from its original maturity date of October 1996. Effective
          November 1, 1997, the interest rate will be 20%.                           50,000

     F.   Note payable secured by product brands, bearing interest at 15%, interest payable monthly, maturing December 1998. The note was modified from its original maturity date of February 1997. Effective
          November 1, 1997, the interest rate will be 20%.                          100,000

     G.   Note payable to seller on acquisition of product brand payable in equal monthly installments of $3,000 principal and interest until
          September 16, 1999.  The balance of unpaid principal and accrued interest is payable on October 16, 1999. The interest rate is the highest prime rate during any payment period. The interest rate at
          September 30, 1997, was 8.5%.                                             71,000

     H.   Note payable to seller on acquisition of product brands (28) payable in equal monthly installments of $19,751, plus interest, until
          October 1, 2000, with any unpaid balance payable November 1, 2000.
          The interest rate is the highest prime rate during the previous month.
          The interest rate at September 30, 1997, was 8.5%.                       711,000

     I.   Notes payable to bank, secured by a deed on land and building, requires monthly payments of $4,200, including interest at the bank's reference rate plus 4%, maturing March 2001. The note is
          guaranteed by the President and former Chairman.                         260,000
                                                                               -----------
                                                                                 1,492,000
          Less current portion                                                    (273,000)
                                                                               -----------
                                                                               $ 1,219,000
                                                                               -----------
                                                                               -----------

NOTE 9 -  LONG-TERM DEBT MATURITIES

     At September 30, 1997, the Company was committed to the following minimum principal payments.

            YEAR ENDING     RELATED
           SEPTEMBER 30,    PARTIES                OTHERS

               1998    $    255,000         $     281,000
               1999         120,000               730,000
               2000         120,000               245,000
               2001         120,000               236,000
               2002         120,000                     -
            Thereafter    2,584,000                     -
                       ------------          ------------
               Total   $  3,319,000         $   1,492,000
                       ------------          ------------
                       ------------          ------------

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

     At September 30, 1997, the Company was committed to its Chairman and to others under noncancelable operating leases for land and buildings requiring minimum annual rentals as follows:

            YEAR ENDING
           SEPTEMBER 30,     OTHERS             CHAIRMAN

               1998      $    391,000        $    134,000
               1999           391,000             134,000
               2000           391,000             134,000
               2001            65,000             134,000
               2002                 -             134,000
            Thereafter              -             293,000
                         ------------        ------------
               Total     $  1,238,000        $    963,000
                         ------------        ------------
                         ------------        ------------

     Generally, the leases provide that maintenance, insurance and a portion of property taxes are to be paid by the Company. The Company also has a right of first refusal to acquire most of the buildings which it leases. The Company's rental expense for the years ended September 30, 1997, and 1996, was $521,000 and $523,000, respectively.

     Some of the above leases are subleased to other companies. Two of the three subleases are long term with annual rental revenues as follows:

           YEAR ENDING         SUBLEASE
           SEPTEMBER 30,       REVENUES

               1998      $     96,800
               1999            97,600
               2000            97,600
               2001            16,300
                         ------------
               Total     $    308,300
                         ------------
                         ------------

     ASSESSMENT FOR ENVIRONMENTAL CLEANUP

     The Company owns a manufacturing facility located in South El Monte, California. The California Regional Water Quality Control Board (The "RWQCB") ordered the Company in 1998 and 1989 to investigate the contamination on its property (relating to soil and groundwater contamination). The Company engaged a consultant who performed tests and reported to the then Chairman of the Company. On August 12, 1991, the RWQCB issued a "Cleanup and Abatement Order" directing the Company to conduct further testing and cleanup the site. In October 1991, the Company received from an environmental consulting firm an estimate of $465,200 for investigation and cleanup costs. The Company believed that this estimate was inconclusive and overstated the contamination levels. The Company believes that subsequent investigations will support the Company's conclusions about that estimate. The Company did not complete the testing, and in June 1992 the RWQCB requested that the EPA evaluate the contamination and take appropriate action. At the EPA's request, Ecology & Environment, Inc. conducted an investigation of soil and groundwater on the Company's property. Ecology & Environment Inc.'s Final Site Assessment Report, which was submitted to the EPA in June 1994, did not rule out the possibility that some of the contamination originated on-site, and resulted from either past or current operations on the property. The Company may be liable for all or part of the costs of remediating the contamination on its property. The EPA has not taken any further action in this matter, but may do so in the future.

     The Company and nearby property owners have engaged a consultant to perform a site investigation with respect to soil and shallow groundwater contamination. The Company currently estimates the cost to perform the site investigation to be $175,000. Accordingly, while reorganizing it may be jointly and severally liable for the entire cost, the financial statements as of September 30, 1995, recognized the proportionate amount ($87,500) which the Company believes is its liability for a site investigation.

     The tenants of nearby properties upgradient have sued the Company alleging that hazardous materials from the Company's property caused contamination on the properties leased by the tenants. The case name is DEL RAY INDUSTRIAL ENTERPRISES, INC. v. ROBERT MALONE, ET. AL., Los Angeles County Superior Court, Northwest District, commenced August 21, 1991. In this action, the plaintiff alleges environmental contamination by defendants of its property, and seeks a court order preventing further contamination and monetary damages. The Company does not believe there is any basis for the allegations and is vigorously defending the lawsuit.

     The Company's South El Monte manufacturing facility is also located over a large area of possibly contaminated regional groundwater which is part of the San Gabriel Valley Superfund site. The Company has been notified that it is a potentially responsible party ("PRP") for the contamination. In 1995, the Company was informed that the EPA estimated the cleanup costs for the South El Monte's portion of the San Gabriel Valley Superfund site to be be $30 million. The Company's potential share of such amount has not been determined. Superfund
     PRPs are jointly and severally liable for superfund site costs, and are responsible for negotiating among themselves the allocation of the costs based on, among other things, the outcome of environmental investigation.

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

The Company has received a report from Geomatrix Consultants, Inc., dated December 1, 1997 (the "Report"), containing a site assessment to evaluate the impact of volatile organic compounds on the soil and groundwater at the Lidcombe and Santa Anita Avenue site located in South El Monte, California (which includes the Company's facilities). The Report has been submitted to the RWQCB for its comments and response. While the Report appears to indicate generally low concentrations of tetrachloroethene, trichloaethene and trichloroethane, until the comments and response of the RWQCB have been received and analyzed, no determination can be made as to what, if any, cleanup will be required by the Company or what, if any, additional environmental costs the Company may incur. The Company is optimistic that since the sources of these chemicals appear to be upgradient from the Company facilities as a result of the most recent testing done in 1997, the cleanup of those sources should materially reduce any cleanup costs of the Company, an engineering position that the Company has maintained for years.

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

The total amount of environmental investigation and cleanup costs that the Company may incur with respect to the foregoing is not known at this time. However, based upon information available to the Company at this time, the Company has expensed a total of $261,000, of which $126,000 were legal fees, since 1991 for environmental investigation and cleanup costs. The actual costs could differ materially from the amounts expensed for environmental investigation and cleanup costs to date.

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

     The following table sets forth the number of shares under option and the related option prices at September 30, 1996, and 1997:

                                                                OPTION PRICE RANGE
                                                      NUMBER         PER SHARE

     Outstanding at September 30, 1995............    467,000     $0.50 -- $1.3125
          Canceled................................   (261,500)    $0.50 -- $1.3125
                                                   ----------
     Outstanding at September 30, 1996, and 1997      205,500     $0.50 -- $1.3125
                                                   ----------
                                                   ----------

     At September 30, 1997, 130,000 shares are eligible to be exercised. No additional options can be granted under this plan.

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

     At September 30, 1997, options to purchase 16,600 shares were outstanding and 13,300 shares are eligible to be exercised at an average price of $1.21 per share. No additional options can be granted under this plan.

     The 1997 Employee Incentive Stock Option Plan was adopted by the Board of Directors on January 20, 1997, and was approved by the Company's shareholders on March 11, 1997. The Employee Incentive Stock Option Plan provides for the granting of options to selected officers and key employees of the Company for the purchase of a total of 980,000 shares of common stock of the Company at a price per share equal to the fair market value on the date of grant. Options expire five years from the date of grant.

     Only incentive stock options may be granted under the Employee Incentive Stock Option Plan. The price per share of the shares subject to each option shall not be less than 100% of the fair market value of such stock on the date the stock option is granted. Stock options shall not be exercisable until one and one-half years from the date of grant. Commencing eighteen (18), thirty (30), and forty-two (42) months, respectively, after the date of grant, an option may be exercised to the extent of one third of the total number of shares to which it relates. Upon a change in control of the Company (as defined), all stock options granted to any optionee will become fully exercisable. Any stock option granted to an employee who at the time the option is granted, owns stock representing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, will be granted at a price equal to one hundred and ten percent (110%) of the fair market value determined as of the date the stock option is granted. The Employee Incentive Stock Option Plan will expire on December 31, 2006.

     The following table sets forth the number of shares under option and the related option price at September 30, 1997:

                                                              OPTION PRICE RANGE
                                                      NUMBER       PER SHARE

     Outstanding at September 30, 1996.............     -0-
          Granted..................................   768,000     $.16 -- $.176
                                                    ---------
     Outstanding at September 30, 1997.............   768,000     $.16 -- $.176
                                                    ---------
                                                    ---------


     As of September 30, 1997, there were no shares exercisable under the 1997 Employee Incentive Stock Option Plan, and there were 212,000 shares available for future grant under the 1997 Employee Incentive Stock Option Plan.

     The 1997 Stock Option Plan was adopted by the Board of Directors on January 20, 1997, and was approved by the Company's shareholders on March 11, 1997. This Stock Option Plan provides for the granting of options to the Company's outside directors for the purchase of a total of 150,000 shares of common stock of the Company at a price per share equal to the fair market value on the date of grant. Options expire five years from the date of grant.

     Only nonqualified stock options may be granted under the 1997 Stock Option Plan. The price per share of the shares subject to each option shall not be less than 100% of the fair market value of such stock on the date the stock option is granted. Stock options shall not be exercisable until one and one-half years from the date of grant. Commencing eighteen (18), thirty (30) and forty-two (42) months, respectively, after the date of grant, an option may be exercised to the extent of one third of the total number of shares to which it relates. Upon a change in control of the Company (as defined), all stock options granted to any optionee will become fully exercisable. The 1997 Stock Option Plan will expire on December 31, 2006.

     The following table sets forth the number of shares under option and the related option price at September 30, 1997:

                                                             OPTION PRICE RANGE
                                                    NUMBER        PER SHARE

     Outstanding at September 30, 1996..........      -0-
          Granted...............................    150,000         $.16
                                                 ----------
     Outstanding at September 30, 1997..........    150,000         $.16
                                                 ----------
                                                 ----------

     There were no shares exercisable under the 1997 Stock Option Plan as of September 30, 1997. There are no shares available for future grant under the plan as of September 30, 1997.


NOTE 12 - INCOME TAXES

     As of September 30, 1996, the Company had net operating loss (NOL) carryforwards of approximately $6,770,000 for Federal and $3,920,000 for California which for tax purposes can be used to offset future Federal and California income taxes of which $55,000 was carried forward to offset 1997 taxable income. The differences in the state carryforwards relate primarily to the treatment of loss carryforwards and depreciation of property, plant and equipment. The carryforwards expire from 2005 through 2011. The Company has provided an allowance for the entire amount of the deferred asset applicable to the NOL.

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

     In November 1996 the Company received its final determination letter from the Internal Revenue Service. During fiscal 1997 all participants account balances have been distributed by the Company except for a few former participants account balances of less than $100.00 in the aggregate.

NOTE 14 - ACQUISITIONS

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

     On October 16, 1996, the Company purchased certain assets of the Vince-Registered Trademark- mouthwash rinse and Perma-Grip-Registered Trademark- denture adhesive line from Lactona Corporation for $175,000. The Company remitted $75,000 at closing and is required to make monthly payments of $3,000, including interest at prime, commencing November 16, 1996, and ending September 16, 1999. Lastly, one final payment of any remaining principal and accrued interest is payable on October 16, 1999.

     On October 21, 1996, the Company purchased certain assets from Roberts Laboratories for $1,048,089. The Company remitted $100,000 at closing and is required to make monthly payments of $19,751 plus interest at prime beginning November 1, 1996, and ending October 1, 2000. In addition, the Company purchased certain inventories from Roberts Laboratories for $193,000.

     On September 8, 1997, the Company purchased certain assets of the Klutch-Registered Trademark- denture adhesive powder line from I. Putnam, Inc. for $320,000. The Company remitted $225,000 at closing and is required to make one payment of $7,000 plus interest, and eleven equal monthly payments of $8,000, plus interest at the prime rate. In addition, the Company purchased certain inventories from I. Putnam, Inc., for $51,063 at closing.

NOTE 15 - SUBSEQUENT EVENTS (UNAUDITED)

     The Company has improved from a prior year loss of $970,000 to a nominal profit of $29,000 (approximately $1,000,000 change). The Company believes the profit trend plus the programs currently in effect, inventory reduction and manufacturing internally (to the extent possible) its newly acquired brands should generate sufficient cash to meet its obligations.

NOTE 16 - FOURTH QUARTER RESULTS

     The Company's unaudited operating profit for the fourth quarter, ended September 30, 1997, was $67,000. The $67,000 profit was related to: (1) higher than normal sales volume, and (2) slightly lower general and administrative expenses. However, the preceding was somewhat offset by increased sales and marketing expenses, due to new hires, during the fourth quarter. In the first three quarters the Company averaged over $2,300,000 in gross revenues per quarter. However, during the fourth quarter, gross revenues were approximately $2,800,000 or a more than 22% increase in the average gross sales volume from the prior three (3) quarters.


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

   In connection with its activities for the period September 27, 1995, (the date Jeffery, Corrigan & Shaw was engaged), through October 27, 1995, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Jeffery, Corrigan & Shaw would have caused them to make reference in connection with their report to the subject matter. Jeffery, Corrigan & Shaw was unable to proceed with the audit engagement because of its failure to obtain the insurance it believed was necessary.

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


                                                       A DIRECTOR
                               POSITIONS HELD          OR OFFICER     PRINCIPAL OCCUPATION
NAME                     AGE   WITH COMPANY            SINCE          DURING THE PAST FIVE YEARS (1)

Dr. Henry L. Lee         71    Director                1971           Chairman of the Board of Lee
                                                                      Pharmaceuticals through April 1995
                                                                      when he retired, available as a
                                                                      consultant, currently a Director of
                                                                      the Company

Ronald G. Lee            45    President, Chairman     1977           President and since April 1995,
                               and Director                           Chairman of the Board
                                                                      of the Company

Michael L. Agresti       55    Vice President -        1977           Vice President - Finance,
                               Finance, Treasurer and                 Treasurer and Secretary
                               Secretary                              of the Company

William M. Caldwell IV   50    Director                1987           President of Union Jack Group, a
                                                                      merchant banking firm


     (1) None of the companies named, other than the Company, is a parent, subsidiary or other affiliate of the Company.

FAMILY RELATIONSHIPS

     Ronald G. Lee is the son of Dr. Henry L. Lee.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information with respect to remuneration paid by the Company to the executive officers of the Company with total annual salary and bonus of at least $100,000 for services in all capacities while acting as officers and directors of the Company during the fiscal years ended September 30, 1997, 1996, and 1995.



                          SUMMARY COMPENSATION TABLE
                                                                       LONG TERM
                                                                      COMPENSATION
                                          ANNUAL COMPENSATION            AWARDS
                                   ------------------------------    -------------
Name and                                            Other Annual                         All Other
Principal Position          Year    Salary ($)    Compensation ($)     Options (#)    Compensation ($)
------------------          ----    ----------    ----------------     -----------    ----------------

Ronald G. Lee               1997      220,616        5,617 (1)         568,000 (2)      --
  President, Chairman       1996      179,624        2,382 (1)              --          --
  (since April 26, 1995)    1995      178,595        5,734 (1)          80,000 (2)      --
  & Director


Theo. H. Dettlaff, Vice     1997           --           --                  --          --
  President, President      1996      118,224           --                  --          --
  of Consumer Products      1995      167,575           --                  --          --
  Division & Director (3)


  (1) Includes reimbursement of medical and dental expenses not covered by the Company's insurance plan of $5,617, $2,382, and $5,081, respectively, in 1997, 1996, and 1995 and non cash fringe benefits of $653 in 1995.

  (2) The Company granted 568,000 stock options on March 12, 1997 which had an option price of $.176 at the date of grant and 80,000 stock options on May 8, 1995, which had an option price of $.50 at the date of grant.

  (3) Mr. Dettlaff ceased being an officer and director of the Company in March 1996.

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

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                       Number of Unexercised Options
                                          at Fiscal Year End (#)
                                       -----------------------------
Name                                    Exercisable/Unexercisable
----                                   ------------------------------
Ronald G. Lee                                81,666/621,334

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

In November 1996 the Company received its final determination letter from the Internal Revenue Service. During fiscal 1997 all participants account balances have been distributed by the Company except for a few former participants account balances of less than $100.00 in the aggregate.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the persons who, as of November 30, 1997, were known to the Company to be beneficial owner of more than five percent of the Company's Common Stock:


                     NAME AND ADDRESS                 AMOUNT AND NATURE         PERCENTAGE
TITLE OF CLASS       OF BENEFICIAL OWNER           OF BENEFICIAL OWNERSHIP       OF CLASS


Common Stock         Ronald G. Lee                      728,783 shares              18%
                     1444 Santa Anita Avenue
                     South El Monte, CA 91733

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

                     NAME OF                   AMOUNT AND NATURE      PERCENTAGE
     TITLE OF CLASS  BENEFICIAL OWNER       OF BENEFICIAL OWNERSHIP    OF CLASS

     Common Stock    Ronald G. Lee                  728,783 (1)         18%
     Common Stock    Dr. Henry L. Lee               292,334 (2)          7%
     Common Stock    William M. Caldwell IV          13,267 (1)          *
     Common Stock    All officers and directors
                      as a group (4 persons)      1,097,144 (1)(2)      27%

(1) Includes shares subject to options exercisable at or within 60 days after December 31, 1997.
(2) Includes 28,000 shares of the Company's common stock which Dr. Lee holds as trustee for the benefit of certain family members. He has the right to vote such shares but otherwise disclaims beneficial ownership.
 *   Less than 1%


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

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Exhibits. The following exhibits have been or are being filed herewith, and are numbered in accordance with Item 601 of Regulation S-B:

          The following exhibits are filed herewith:

             10.33  -  Promissory note which was amended in October 1997 evidencing advances made to the Registrant

             10.34  -  Promissory notes which were amended (modified) in
                       December 1997 evidencing advances made to the Registrant

             10.35  -  Modification of loan and security agreement dated
                       September 10, 1997, between Lee Pharmaceuticals and Preferred Business Credit, Inc.

             10.36  -  Promissory note which was amended in February 1997 evidencing advances made to the Registrant

             10.37  -  Secured promissory note dated October 21, 1996, between
                       Lee Pharmaceuticals and Roberts Laboratories, Inc.

          The following exhibits have previously been filed by the Company:

              3.1   -  Articles of Incorporation, as amended (1)

              3.4   -  By-laws, as amended December 20, 1977 (2)

              3.5   -  Amendment of By-laws effective March 14, 1978 (2)

              3.6   -  Amendment to By-laws effective November 1, 1980 (3)

             10.1   -  Qualified Stock Option Plan  including forms of grant (4)

             10.2   -  1985 Employee Incentive Stock Option Plan (5)

             10.3   -  Description of bonus agreements between the Registrant
                       and its officers (2)

             10.4   -  Lease dated December 1, 1990, for the premises located at
                       1470 Santa Anita Avenue, South El Monte, California (6)

             10.5   -  Lease dated April 16, 1990, for the premises located at
                       1425 and 1427 Lidcombe Avenue, South El Monte, California (6)

             10.6   -  Lease dated April 16, 1990, for the premises located at
                       1434 Santa Anita Avenue, South El Monte, California (6)

             10.7   -  Lease dated April 16, 1990, for the premises located at
                       1460 Santa Anita Avenue, South El Monte, California (6)

             10.8   -  Lease dated April 16, 1990, for the premises located at
                       1457 Lidcombe, South El Monte, California (6)

             10.9   -  Lease dated April 16, 1990, for the premises located at
                       1500 Santa Anita Avenue, South El Monte, California (6)

             10.10  -  Lease dated April 16, 1990, for the premises located at
                       1516 Santa Anita Avenue, South El Monte, California (6)

             10.11  -  Lease dated March 1, 1991, for the premises located at
                       1444 Santa Anita Avenue, South El Monte, California (6)

             10.12  -  Lease dated March 1, 1991, for the premises located at
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

             10.23  -  Loan and security agreement dated May 21, 1996, between
                       Lee Pharmaceuticals and Preferred Business Credit, Inc. regarding a revolving credit facility financing (11)

             10.24  -  Secured promissory note dated September 17, 1996, between
                       Lee Pharmaceuticals and Preferred Business Credit,
                       Inc. (12)

             10.25  -  Promissory notes evidencing advances made by the
                       Registrant (12)

             10.26  -  Promissory notes which were amended in July 1996 evidencing advances made to the Registrant (12)

             10.27  -  Sublease dated November 22, 1995, for the premises located at 1460 Santa Anita Avenue, South El Monte, California (12)

             10.28  -  Sublease dated June 11, 1996, for the premises located at 1470 Santa Anita Avenue, South El Monte,
                       California (12)

             10.29  -  Lease dated December 1, 1995, for the premises located at
                       1444 Santa Anita Avenue, South El Monte, California (12)

             10.30  -  Lease dated December 1, 1995, for the premises located at
                       1445 Lidcombe Avenue, South El Monte, California (12)

             10.31  -  1997 Employee Incentive Stock Option Plan (13)

             10.32  -  1997 Stock Option Plan (13)


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

    (11) Filed as Exhibits 10.22 and 10.23 with the Company's Form 10-QSB Quarterly Report for the nine months ended June 30, 1996, filed with the Securities and Exchange Commission in August 1996 and incorporated herein by reference.

    (12)  Filed as exhibits 10.24, 10.25, 10.26, 10.27, 10.28, 10.29, and 10.30 with the Company's Form 10-KSB Annual Report for the fiscal year ended September 30, 1996, filed with the Securities and Exchange Commission in December 1996 and incorporated herein by reference.

    (13) Included as an attachment to the Company's definitive Proxy Statement to shareholders for the meeting dated March 11, 1997 and incorporated herein by reference.

 (b) Reports on Form 8-K:

     None

                                    SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          LEE PHARMACEUTICALS



Date:  DECEMBER 23, 1997              RONALD G. LEE
     ------------------------------   --------------------------------------
                                      Ronald G. Lee
                                      Chairman of the Board



     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:   DECEMBER 23, 1997           RONALD G. LEE
     ----------------------------   --------------------------------------------
                                    Ronald G. Lee
                                    Chairman of the Board
                                    (Principal Executive Officer) and Director

Date:   DECEMBER 23, 1997           HENRY L. LEE, JR.
     ----------------------------   --------------------------------------------
                                    Henry L. Lee, Jr.
                                    Director

Date:   DECEMBER 23, 1997           WILLIAM M. CALDWELL IV
     ----------------------------   --------------------------------------------
                                    William M. Caldwell IV
                                    Director

Date:   DECEMBER 23, 1997           MICHAEL L. AGRESTI
     ----------------------------   --------------------------------------------
                                    Michael L. Agresti
                                    Vice President - Finance
                                    (Principal Financial and Accounting Officer)