Form 10QSB
period 1997-12-31
LEE PHARMACEUTICALS
filed 1998-02-13
CIK 58411

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549


                                    FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1997
                               ------------------------------------------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------   --------------------------

Commission file number        1-7335
                       ---------------------------------------------------------

                           LEE PHARMACEUTICALS
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              California                             95-2680312
    --------------------------------     ------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

                1444 Santa Anita Avenue, South El Monte, California 91733
--------------------------------------------------------------------------------
                       (Address of principal executive offices)
                                    (Zip Code)

                                 (626) 442-3141
--------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

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
Yes  X     No
   -------   -------

     As of December 31, 1997, there were outstanding 4,135,162 shares of common stock of the registrant.

     Transitional Small Business Disclosure Format (check one):
Yes        No   X
   -------   -------

                                                                    Form 10-QSB

                                 LEE PHARMACEUTICALS
                                    BALANCE SHEET
                                  DECEMBER 31, 1997
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)



     ASSETS

Cash                                                                  $    27

Accounts and notes receivable (net of allowances: $199)                   902
Due from related party                                                    178

Inventories:
     Raw materials                                        $ 1,632
     Work in process                                          229
     Finished goods                                           289
                                                          --------
     Total inventories                                                  2,150

Other current assets                                                    1,003
                                                                      --------
     Total current assets                                               4,260

Property, plant and equipment (less
     accumulated depreciation and
     amortization: $6,119)                                                491

Goodwill and other assets, (net of
     accumulated amortization: $5,106)                                  2,567
                                                                      --------

     TOTAL                                                            $ 7,318
                                                                      --------
                                                                      --------




                         See notes to financial statements.

                                                                    Form 10-QSB


                                LEE PHARMACEUTICALS
                                   BALANCE SHEET
                                 DECEMBER 31, 1997
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)



     LIABILITIES

Bank overdraft                                                       $     87
Note payable to bank                                                        8
Notes payable, other                                                      785
Current portion - royalty agreements                                      542
Current portion - note payable related party                              285
Accounts payable                                                        1,160
Other accrued liabilities                                                 575
Due to related parties                                                    427
Deferred income                                                            65
                                                                     ---------

     Total current liabilities                                          3,934
                                                                     ---------
Long-term notes payable to related parties                              3,032
                                                                     ---------
Long-term notes payable, other                                          1,000
                                                                     ---------
Long-term notes payable to bank                                           247
                                                                     ---------
Long-term payable--royalty agreements, less current portion $542            81
                                                                     ---------
Deferred income                                                           126
                                                                     ---------

     COMMITMENTS AND CONTINGENCIES


     STOCKHOLDERS' DEFICIENCY

Common stock, $.10 par value; authorized, 7,500,00 shares;
     issued and outstanding, 4,135,162 shares                             413

Additional paid-in capital                                              4,222

Accumulated deficit                                                    (5,737)
                                                                     ---------
     Total stockholders' deficiency                                    (1,102)
                                                                     ---------
             TOTAL                                                   $  7,318
                                                                     ---------
                                                                     ---------

                         See notes to financial statements.

                                                                    Form 10-QSB

                                LEE PHARMACEUTICALS

                              STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                 For the Three Months
                                                  Ended December 31,

                                                  1997           1996
                                              -----------   ------------
                                              (UNAUDITED)    (UNAUDITED)
Gross revenues                                  $ 2,636        $ 1,992
Less: Sales returns                                (160)          (219)
      Cash discounts and others                     (23)           (27)
                                              ----------     ----------

Net revenues                                      2,453          1,746
                                              ----------     ----------

Costs and expenses:

     Cost of sales                                1,023            767
     Selling and advertising expense                930            713
     General and administrative expense             509            342
                                              ----------     ----------

Total costs and expenses                          2,462          1,822
                                              ----------     ----------

(Loss) from operations                               (9)           (76)

Other income                                         18             59
                                              ----------     ----------


Net income (loss)                               $     9        $   (17)
                                              ----------     ----------
                                              ----------     ----------

Per share:

     Net income (loss)                          $   .00        $  (.00)
                                              ----------     ----------
                                              ----------     ----------



                         See notes to financial statements.

                                                                     Form 10-QSB
                                 LEE PHARMACEUTICALS
                               STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)


                                                              FOR THE THREE MONTHS
                                                                ENDED DECEMBER 31,

                                                                1997          1996
                                                           ------------   ------------
                                                            (UNAUDITED)    (UNAUDITED)


Cash flows from operating activities:
     Net income (loss) . . . . . . . . . . . . . . . . . . .    $   9        $   (17)
                                                              --------      ---------
     Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
     Depreciation. . . . . . . . . . . . . . . . . . . . . .       28             28
     Amortization of intangibles . . . . . . . . . . . . . .      237            327
     (Decrease) in deferred income . . . . . . . . . . . . .      (16)           (16)
     (Gain) on disposal of property, plant, and equipment. .       (2)           (43)
Change in operating assets and liabilities:
     Decrease in accounts receivable . . . . . . . . . . . .      401            317
     (Increase) in due from related party. . . . . . . . . .      (70)           (18)
     (Increase) in inventories . . . . . . . . . . . . . . .     (170)          (376)
     Decrease (increase) in other current assets . . . . . .      169             (8)
     Increase (decrease) in accounts payable . . . . . . . .      140            (96)
     Increase in accounts payable related party. . . . . . .       52             50
     (Decrease) increase in notes payable, other . . . . . .     (196)            12
     Increase in other accrued liabilities . . . . . . . . .      168            398
     (Decrease) in accrued royalties . . . . . . . . . . . .     (583)           (76)
                                                              --------      ---------
     Total adjustments . . . . . . . . . . . . . . . . . . .      158            499
                                                              --------      ---------
        Net cash provided by operating activities. . . . . .      167            482
                                                              --------      ---------

Cash flows from investing activities:
     Additions to property, plant, and equipment . . . . . .       (2)           (10)
     Proceeds from sale of equipment . . . . . . . . . . . .        2             43
     Acquisition of product brands . . . . . . . . . . . . .        -         (1,188)
                                                              --------      ---------
        Net cash (used in) investing activities. . . . . . .        -         (1,155)
                                                              --------      ---------

Cash flows from financing activities:
     (Payments on) bank loans. . . . . . . . . . . . . . . .      (71)           (31)
     (Payments on) notes payable to related party. . . . . .      (33)           (19)
     Proceeds from notes payable, other. . . . . . . . . . .      100            829
     (Decrease) in long-term royalty agreements. . . . . . .      (40)          (165)
     (Decrease) increase in bank overdraft . . . . . . . . .     (122)            98
                                                              --------      ---------
        Net cash (used in) provided by financing activities.     (166)           712
                                                              --------      ---------

Net increase in cash . . . . . . . . . . . . . . . . . . . .        1             39
Cash, beginning of year. . . . . . . . . . . . . . . . . . .       26             13
                                                              --------      ---------

Cash, end of period. . . . . . . . . . . . . . . . . . . . .   $   27         $   52
                                                              --------      ---------
                                                              --------      ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . .  $   125         $   93
                                                              --------      ---------
                                                              --------      ---------

Acquisition of product brands:
     Fair value of assets acquired . . . . . . . . . . . . .        -          1,670
     Fair value of liabilities incurred. . . . . . . . . . .    $   -           (482)
                                                              --------      ---------
        Net cash payments. . . . . . . . . . . . . . . . . .    $   -          1,188
                                                              --------      ---------
                                                              --------      ---------


                          See notes to financial statements.

                                                                    Form 10-QSB


     NOTES TO FINANCIAL INFORMATION

1.   BASIS OF PRESENTATION:

     The accompanying balance sheet as of December 31, 1997, and the statements of operations and cash flows for the periods ended December 31, 1997, and 1996, have not been audited by independent accountants but reflect all adjustments, consisting of any normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for such periods. The results of operations for the three months ended December 31, 1997, are not necessarily indicative of results to be expected for the year ending September 30, 1998.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

     The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1997.

     The Company is involved in various matters involving environmental cleanup issues. SEE "Item 2. Management's Discussion and Analysis or Plan of Operations" and Note 10 of Notes to Financial Statements included in the Company's Form 10-KSB for the fiscal year ended September 30, 1997. The ultimate outcome of these matters cannot presently be determined. Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. The Company's proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated.

2.   NET LOSS PER SHARE:

     Net loss per share is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents (common stock options) are not included in these calculations where their effect on net loss per share is anti-dilutive. The weighted average number of shares was 4,135,162 for all periods presented.

3.   NOTE PAYABLE TO BANK:

     Effective April 26, 1996, the Company renewed its real estate loan with the bank. The note payable to the bank, secured by deed on land and building, requires a monthly payment of $4,200, including interest at Bank of America's base rate plus 4%, maturing March 2001. At December 31, 1997, the interest rate was 12.5%. The note is guaranteed by the former Chairman of the Company and the Company's President.

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

5.   ACQUISITIONS:

     On September 8, 1997, the Company purchased certain assets of the Klutch-Registered Trademark- denture adhesive powder line from I. Putnam, Inc. for $320,000. The Company remitted $225,000 at closing and is required to make one payment of $7,000 plus interest, and eleven equal monthly payments of $8,000, plus interest at the prime rate. In addition, the Company purchased certain inventories from I. Putnam, Inc. for $51,063 at closing.

                                                                    Form 10-QSB


ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     MATERIAL CHANGES IN RESULTS OF OPERATIONS
     THREE MONTHS ENDED DECEMBER 31, 1997, AND DECEMBER 31, 1996

     Gross revenues for the three months ended December 31, 1997, were $2,636,000, an increase of approximately $644,000 or 32% from the comparable three months period ended December 31, 1996. The increase in gross revenues was due to the volume generated from the newly acquired brands such as; Klutch-Registered Trademark- and 28 items including ointments, nutritional supplements, vitamins, analgesics, and various over-the-counter brands. In addition to the aforementioned sales volume increases, the Company reported sales volume increases in the depilatory category plus a newly launched in-house product Lee-Registered Trademark-Lip-Ex-TM-, lip balm. The above increased sales volume was partially offset by reduced sales revenues of the nail category products. This continued decline is primarily due to customers' discontinuance of several of the nail extender SKU's (stock keeping units).

     Net revenues increased approximately $707,000 or 40% for the three months ended December 31, 1997, as compared to the three months ended December 31, 1996. The change in net revenues was due to the same explanation of the increase in gross revenues discussed above. In addition, the sales returns declined $59,000 or 27% when comparing the three months ended December 31, 1997, and 1996. The lower sales returns during the current quarter was the result of fewer returns related to the nail extender category. As discussed earlier, the nail products sales volume has continued to decline, thereby resulting in lesser returns of the nail category.

     Cost of sales was a constant 39% of gross revenues for the quarter ended December 31, 1997, and 1996.

     Selling and advertising expenses increased $217,000 or 30% when comparing the three months ended December 31, 1997, with the three months ended December 31, 1996. The increase in expenses was mainly due to the following factors; 1) an increase in the amortization expense (approximately $40,000 representing a full quarter of expense) related to acquisitions by the Company during October 1996, 2) an increase in salaries and wages plus related fringe benefits ($84,000) the result of new hires plus the addition of two outside salesmen, 3) an increase in commissions ($53,000) due to higher sales revenues, and 4) higher freight costs ($30,000).

     General and administrative expenses increased $167,000 or 49% when comparing the three months ended December 31, 1997, with the three months ended December 31, 1996. The increase in expenses was mainly due to the following factors; 1) higher salaries and wages plus related fringe benefits ($38,000), 2) increased interest expense of approximately $38,000 as a result of increased borrowings from the Company's asset based financing lender, and 3) higher travel and entertainment expense, and consultant fees.

     LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended December 31, 1997, working capital increased to $326,000 from $114,000 at September 30, 1997. The ratio of current assets to current liabilities was 1.1 to 1 at December 31, 1997, and 1.0 to 1 at September 30, 1997. The increase in working capital of $212,000 ($326,000 - $114,000) was primarily due to an increase in inventories and a decrease in the Company's bank overdraft and the current portion of the royalty agreements.

     The Company has an accumulated deficit of $5,737,000. The Company's past recurring losses and current nominal profit from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they came due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

                                                                    Form 10-QSB


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

                                                                    Form 10-QSB

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

                                                                    Form 10-QSB


                            PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The information set forth under Part I, Item 2, "Management's Discussion and Analysis or Plan of Operations - Environmental Matters" is incorporated herein by reference. SEE ALSO "Legal Proceedings" in the Company's Form 10-KSB for the fiscal year ended September 30, 1997.


Item 6.   The following exhibits are filed herewith:

          10.37     -    Promissory note evidencing advance made to the
                         Registrant

          10.38     -    Promissory note evidencing advance made to the
                         Registrant

          Exhibits

          3.1  -    Articles of Incorporation, as amended  (1)

          3.4  -    By-laws, as amended December 20, 1977  (2)

          3.5  -    Amendment of By-laws effective March 14, 1978  (2)

          3.6  -    Amendment to By-laws effective November 1, 1980  (3)

          27   -    Financial Data Schedule

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



                                                LEE PHARMACEUTICALS
                                               ---------------------
                                                    (Registrant)



     Date:          FEBRUARY 11, 1998              RONALD G. LEE
                                               ---------------------
                                                   Ronald G. Lee
                                                     President



     Date:          FEBRUARY 11, 1998           MICHAEL L. AGRESTI
                                            -------------------------
                                                Michael L. Agresti
                                            Vice President - Finance

