Form 10QSB
period 1998-03-31
LEE PHARMACEUTICALS
filed 1998-05-13
CIK 58411

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549


                                    FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          M a r c h  3 1,  1 9 9 8
                               -----------------------------------------------

          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
                               -------------    -------------



Commission file number                      1 - 7 3 3 5
                       -------------------------------------------------------

                         L E E  P H A R M A C E U T I C A L S
------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

     C a l i f o r n i a                           9 5 - 2 6 8 0 3 1 2
-------------------------------           ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

              1444 Santa Anita Avenue, South El Monte, California 91733
------------------------------------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (626) 442-3141
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)

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
Yes  X     No
    ----      ----

     As of March 31, 1998, there were outstanding 4,135,162 shares of common stock of the registrant.

     Transitional Small Business Disclosure Format (check one):
Yes        No   X
    ----      ----

                                                                   Form 10-QSB

                                LEE PHARMACEUTICALS
                                   BALANCE SHEET
                                   MARCH 31, 1998
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)


                    ASSETS
Cash                                                                    $   26

Accounts and notes receivable (net of allowances: $179)                    864
Due from related party                                                     213
Inventories:
  Raw materials                                              $1,591
  Work in process                                               277
  Finished goods                                                289
                                                             ------
  Total inventories                                                      2,157

Other current assets                                                       691
                                                                        ------
  Total current assets                                                   3,951

Property, plant and equipment (less
  accumulated depreciation and
  amortization: $6,140)                                                    498

Goodwill and other assets (net of
  accumulated amortization: $5,347)                                      2,397
                                                                        ------
  TOTAL                                                                 $6,846
                                                                        ------


                         See notes to financial statements.

                                                                   Form 10-QSB

                                LEE PHARMACEUTICALS
                                   BALANCE SHEET
                                   MARCH 31, 1998
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)


                    LIABILITIES
Bank overdraft                                                          $  119
Note payable to bank                                                         8
Notes payable, other                                                       918
Current portion - royalty agreements                                       416
Current portion - note payable related party                               315
Accounts payable                                                           827
Other accrued liabilities                                                  678
Due to related parties                                                     445
Deferred income                                                             65
                                                                       -------
  Total current liabilities                                              3,791
                                                                       -------

Long-term notes payable to related parties                               3,000
                                                                       -------

Long-term notes payable, other                                           1,037
                                                                       -------

Long-term notes payable to bank                                            243
                                                                       -------

Long-term payable-royalty agreements, less current portion $416             41
                                                                       -------

Deferred income                                                            109
                                                                       -------


     COMMITMENTS AND CONTINGENCIES


     STOCKHOLDERS' DEFICIENCY

Common stock, $.10 par value; authorized, 7,500,00 shares;
  issued and outstanding, 4,135,162 shares                                 413

Additional paid-in capital                                               4,222

Accumulated deficit                                                     (6,010)
                                                                       -------

     Total stockholders' deficiency                                     (1,375)
                                                                       -------

         TOTAL                                                         $ 6,846
                                                                       -------
                                                                       -------


                         See notes to financial statements.

                                                                   Form 10-QSB

                                LEE PHARMACEUTICALS

                              STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share amounts)


                                             For the Three Months        For the Six Months
                                                Ended March 31,            Ended March 31,

                                             1998          1997          1998           1997
                                          -----------   -----------   -----------    -----------
                                          (UNAUDITED)   (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
Gross revenues                              $2,215         $2,453         $4,851         $4,445
Less:     Sales returns                       (197)          (126)          (357)          (345)
          Cash discounts and others            (18)           (38)           (41)           (65)
                                            ------         ------         ------         ------
Net revenues                                 2,000          2,289          4,453          4,035
                                            ------         ------         ------         ------
Costs and expenses:

     Cost of sales                             857            997          1,880          1,764
     Selling and advertising expense           859            826          1,789          1,539
     General and administrative expense        575            458          1,084            800
                                            ------         ------         ------         ------
Total costs and expenses                     2,291          2,281          4,753          4,103
                                            ------         ------         ------         ------
(Loss) income from operations                 (291)             8           (300)           (68)

Other income (loss)                             18            (13)            36             46
                                            ------         ------         ------         ------
Net loss                                    $ (273)        $   (5)        $ (264)        $  (22)
                                            ------         ------         ------         ------
Per share:

     Net loss                               $ (.06)        $  .00         $ (.06)        $  .00
                                            ------         ------         ------         ------

                         See notes to financial statements.

                                                                   Form 10-QSB

                                LEE PHARMACEUTICALS
                              STATEMENTS OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)

                                                             FOR THE SIX MONTHS
                                                               ENDED MARCH 31,

                                                             1998         1997
                                                         -----------  -----------
                                                         (UNAUDITED)  (UNAUDITED)
Cash flows from operating activities:
     Net (loss)...........................................  $(264)     $   (22)
     Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
     Depreciation.........................................     57           54
     Amortization of intangibles..........................    477          684
     (Decrease) in deferred income........................    (33)         (33)
     (Gain) on disposal of property, plant, and equipment.     (4)         (13)
Change in operating assets and liabilities:
     Decrease in accounts receivable......................    439            6
     (Increase) in due from related party.................   (105)         (21)
     (Increase) in inventories............................   (177)        (225)
     Decrease in other current assets.....................    481           24
     (Decrease) in accounts payable.......................   (194)        (253)
     Increase (decrease) in accounts payable related
      party...............................................    100          (57)
     (Decrease) increase in notes payable, other..........    (64)         273
     Increase in other accrued liabilities................    270          421
     (Decrease) in accrued royalties......................   (709)         (76)
                                                            -----      -------
     Total adjustments....................................    538          784
                                                            -----      -------
         Net cash provided by operating activities........    274          762
                                                            -----      -------
Cash flows from investing activities:
     Additions to property, plant, and equipment..........    (38)         (76)
     Proceeds from sale of equipment......................      4           13
     Acquisition of product brands........................    (70)      (1,092)
                                                            -----      -------
         Net cash (used in) investing activities..........   (104)      (1,155)
                                                            -----      -------
Cash flows from financing activities:
     (Payments on) bank loans.............................   (136)         (61)
     (Payments on) proceeds from notes payable to related
       party..............................................    (64)          80
     Proceeds from notes payable, other...................    200          703
     (Decrease) in long-term royalty agreements...........    (80)        (330)
     (Decrease) increase in bank overdraft................    (90)           2
                                                            -----      -------
         Net cash (used in) provided by financing
          activities......................................   (170)         394
                                                            -----      -------
Net Increase in cash......................................      0            1
Cash, beginning of year...................................     26           13
                                                            -----      -------
Cash, end of period.......................................  $  26      $    14
                                                            -----      -------
                                                            -----      -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
     Interest.............................................  $ 249      $   258
                                                            -----      -------
                                                            -----      -------
Acquisition of product brands:
     Fair value of assets acquired........................  $  70      $ 1,497
     Fair value of liabilities incurred...................             $   405
                                                            -----      -------
         Net cash payments................................  $  70      $ 1,092
                                                            -----      -------
                                                            -----      -------

                          See notes to financial statements.

                                                                   Form 10-QSB

     NOTES TO FINANCIAL INFORMATION

1.   Basis of presentation:

     The accompanying balance sheet as of March 31, 1998, and the statements of operations and cash flows for the periods ended March 31, 1998, and 1997, have not been audited by independent accountants but reflect all adjustments, consisting of any normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for such periods. The results of operations for the six months ended March 31, 1998, are not necessarily indicative of results to be expected for the year ending September 30, 1998.

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

2.   Continued existence:

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's recurring past losses from operations, its first quarter nominal profit, and inability to generate sufficient cash flow from normal operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.   Net loss per share:

     Net loss per share is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents (common stock options) are not included in these calculations where their effect on net loss per share is anti-dilutive. The weighted average number of shares was 4,135,162 for all periods presented.

4.   Note payable to bank:

     Effective April 26, 1996, the Company renewed its real estate loan with the bank. The note payable to the bank, secured by deed on land and building, requires a monthly payment of $4,200, including interest at Bank of America's base rate plus 4%, maturing March 2001. At March 31, 1998, the interest rate was 12.5%. The note is guaranteed by the former Chairman of the Company and the Company's President.

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

                                                                   Form 10-QSB

6.   Acquisitions:

     On October 16, 1996, the Company purchased certain assets from Lactona Corporation for $175,000 plus inventory valued at approximately $30,000. The Company remitted $75,000 at closing. Payments of $3,000, including interest, are due the 16th of each month starting November 1996 and ending September 1999 and any remaining amount on October 16, 1999. Interest is to be computed at the highest prime rate during the payment period. The highest prime rate was 8.25% on March 31, 1998.

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

     On February 17, 1998, the Company purchased certain assets of the Painalay-Registered Trademark- throat spray line from Medtech Inc. for $70,000. The Company is required to make five payments of $14,000 each plus interest at 10% starting 61 days after the close. In addition, the Company purchased for cash inventory valued at $27,764.

ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     MATERIAL CHANGES IN RESULTS OF OPERATIONS
     THREE MONTHS ENDED MARCH 31, 1998, AND MARCH 31, 1997

     Gross revenues for the three months ended March 31, 1998, were $2,215,000, a decrease of approximately $238,000 or 10% from the comparable three months ended March 31, 1997. The decrease in gross revenues was due to the decline in volume generated from the nail products and the 28 items including ointments, nutritional supplements, vitamins, analgesics, and various over-the-counter brands which were acquired in October 1996. On the other hand, the above decreases in sales volume were partially offset by increases in sales revenues in the depilatory category plus the added sales of the newly acquired Klutch-Registered Trademark- brand and newly launched in-house product Lee-Registered Trademark- Lip-Ex-TM-, lip balm.

     Net revenues decreased approximately $289,000 or 13% for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. The change in net revenues was due to the same explanation of the decrease in gross revenues discussed above. In addition, the sales returns increased $71,000 or 56% when comparing the three months ended March 31, 1998, and 1997. The higher sales returns during the current quarter are attributable to the higher than normal level of returns related to the depilatory category plus other over-the-counter products.

     Cost of sales as a percentage of gross revenues was 39% for the quarter ended March 31, 1998, compared to 41% for the quarter ended March 31, 1997. The cost of sales percentage was slightly lower due to benefits achieved from the production learning curve, associated with the previously acquired brands, increased production runs, and favorable product mix.

     Selling and advertising expenses increased $33,000 or 4% when comparing the three months ended March 31, 1998, with the three months ended March 31, 1997. The higher expenses were mainly due to the following factors: 1) an increase in the amortization expense (approximately $10,000), 2) an increase in salaries and wages plus related fringe benefits ($84,000) as a result of new hires which included the addition of two outside salesmen, and higher related travel and entertainment expenses, 3) higher promotional allowance expense awarded to a key customer, and 4) higher product samples expense related to the new brand acquisitions. The above increased expenses were partially offset by a decrease in the cooperative advertising costs.

                                                                   Form 10-QSB

     General and administrative expenses increased $117,000 or 26% when comparing the three months ended March 31, 1998, with the three months ended March 31, 1997. The increase in expenses was mainly due to the following factors: 1) increased salary and wages plus fringe benefits, 2) addition of three new hires, 3) higher travel and entertainment expense, and 4) increased legal expenses regarding patent and trademark services ($10,000) and brand acquisitions, etc.

     MATERIAL CHANGES IN RESULTS OF OPERATIONS
     SIX MONTHS ENDED MARCH 31, 1998, AND MARCH 31, 1997

     Gross revenues for the six months ended March 31, 1998, were $4,851,000, an increase of approximately $406,000 or 9% from the comparable six months period ended March 31, 1997. The increase in gross revenues was due to the volume generated from the recently acquired brand Aquafilter-Registered Trademark-, newly acquired brand Klutch-Registered Trademark-, and the depilatory category. The above increased sales volume was partially offset by reduced sales revenues of the nail category products.

     Net revenues for the six months ended March 31, 1998, were $4,453,000, an increase of $418,000 or 10% from the comparable six months ended March 31, 1997. The sales returns were slightly higher ($12,000 or 3.5%) during the six months period ended March 31, 1998, versus March 31, 1997. This was the result of lower nail extender product returns during this period and a higher level of returns related to the depilatory category.

     Cost of sales as a percentage of gross revenues for the six months ended March 31, 1998, as compared to the six months ended March 31, 1997, was 39% versus 40% respectively. The lower cost of sales percentage for the six months ended March 31, 1998, compared to March 31, 1997, is due to the reasons explained above regarding the material changes of the three months period ended March 31, 1998, and 1997.

     Selling and advertising expenses increased $250,000 or 16% when comparing the six months ended March 31, 1998, with the six months ended March 31, 1997. The increased expenses were basically due to; 1) an increase in the amortization expense, 2) an increase in salaries and wages plus fringe benefits, the result of new hires which includes two outside salesmen, and higher related travel and entertainment expenses, 3) higher manufacture representative commissions, 4) higher product samples expense related to the new brand acquisitions, and 5) increased freight costs. The aforementioned increased expenses were offset, in part, by a decrease in the cooperative advertising costs.

     General and administrative expenses increased $284,000 or 36% when comparing the six months ended March 31, 1998, with the six months ended March 31, 1997. This significant increase was principally due to the same factors outlined above when comparing the three months ended March 31, 1998, versus the comparable period ended March 31, 1997, plus slightly higher supplies and printing costs.

     LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1998, working capital increased to $160,000 from $114,000 at September 30, 1997. The ratio of current assets to current liabilities was 1.0 to 1 at March 31, 1998, and September 30, 1997. The increase in working capital of $46,000 ($160,000 - $114,000) was basically due to an increase in inventories and decreases in accounts payable (improved timely vendor payments) and accrued royalties (payment after fiscal year end of minimum royalties due as of September 30, 1997).

     The Company has an accumulated deficit of $6,010,000. The Company's past recurring losses and first quarter nominal profit from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they came due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

                                                                   Form 10-QSB

     ENVIRONMENTAL MATTERS

     The Company owns a manufacturing facility located in South El Monte, California. The California Regional Water Quality Control Board (The "RWQCB") ordered the Company in 1988 and 1989 to investigate the contamination on its property (relating to soil and groundwater contamination). The Company engaged a consultant who performed tests and reported to the then Chairman of the Company. The Company resisted further work on its property until the property upgradient was tested in greater detail since two "apparent source" lots had not been tested. On August 12, 1991, the RWQCB issued a "Cleanup and Abatement Order" directing the Company to conduct further testing and cleanup the site. In October 1991, the Company received from an environmental consulting firm an estimate of $465,200 for investigation and cleanup costs. The Company believed that this estimate was inconclusive and overstated the contamination levels.
     The Company believes that subsequent investigations will support the Company's conclusions about that estimate. The Company did not complete the testing for the reasons listed above as well as "financial constraints". In June 1992 the RWQCB requested that the EPA evaluate the contamination and take appropriate action. At the EPA's request, Ecology & Environment, Inc. conducted an investigation of soil and groundwater on the Company's property. Ecology & Environment Inc.'s Final Site Assessment Report, which was submitted to the EPA in June 1994, did not rule out the possibility that some of the contamination originated on-site, and resulted from either past or current operations on the property. The Company may be liable for all or part of the costs of remediating the contamination on its property. The EPA has not taken any further action in this matter, but may do so in the future.

     The Company and nearby property owners, in consort with their comprehensive general liability carriers (CGL), have engaged a consultant to perform a site investigation with respect to soil and shallow groundwater contamination over the entire city block. The Company currently estimates the cost to perform the site investigation to be $175,000. Accordingly, while recognizing it may be jointly and severally liable for the entire cost, the financial statements as of September 30, 1995, recognized the proportionate amount ($87,500) which the Company believes is its liability for a site investigation.

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

     In August 1995 the Company was informed that the EPA entered into an Administrative Order of Consent with Cardinal Industrial Finishes ("Cardinal") for a PRP lead remedial investigation and feasibility study (the "Study") which, the EPA states, will both characterize the extent of groundwater contamination in South El Monte and analyze alternatives to control the spread of contamination. The Company and others have entered into the South El Monte Operable Unit Site Participation Agreement with Cardinal pursuant to which, among other things, Cardinal will contract with an environmental firm to conduct the Study. The Study has been completed but the final program has not been reported. The Company's share of the cost of the Study is currently $15,000 and was accrued for in the financial statements as of September 30, 1995.

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

                                                                   Form 10-QSB

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

     The Company and other property owners engaged Geomatrix Consultants, Inc., to do a survey of vadose soil and shallow groundwater in the "hot spots" detected in the previous studies. Geomatrix issued a report dated December 1, 1997 (the "Report"), on the impact of volatile organic compounds on the soil and groundwater at the Lidcombe and Santa Anita Avenue site located in South El Monte, California (which includes the Company's facilities). The Report indicated generally low concentrations of tetrachloroethene, trichloaethene and trichloroethane in the groundwater of the upgradient neighbor. The Report was submitted to the RWQCB for its comments and response. A meeting with the parties and RWQCB was held on February 10, 1998. The RWQCB had advised companies that vadose soil contamination is minimal and requires no further action. However, there is an area of shallow groundwater which has a higher than desired level of chlorinated solvents, and the RWQCB requested a proposed work plan be submitted, by Geomatrix, which is due on June 15, 1998. Until the work plan is available, no determination can be made as to what, if any, cleanup will be required by the Company or what, if any, additional environmental costs the Company may incur. The Company is optimistic that since the sources and location of these chemicals are upgradient from the Company facilities, as shown by the most recent testing done in 1997, the cleanup of those sources may materially reduce any cleanup costs of the Company, an engineering position that the Company has maintained for years.

     The Company continues to seek reimbursement from various CGL carriers, although there can be no assurances that any such payments will be received. Some carriers have denied liability for costs, based on their review and analysis of the insurance policies, the history of the site, the nature of the claims, and current court decisions in such cases.

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

     As previously reported, the Securities and Exchange Commission (the "Commission") had been conducting a formal investigation of the Company concerning certain matters, including the Company's disclosure of its environmental liabilities. The Company, Dr. Henry L. Lee, a director of the Company, Ronald G. Lee, the President, Chairman and a director of the Company, and Michael L. Agresti, the Vice President-Finance, Treasurer and Secretary of the Company, without admitting or denying the Commission's findings, consented to the entry of an Order directing the Company and Messrs. Henry Lee, Ronald Lee, and Agresti to cease and desist from violating and causing violations of the antifraud, reporting, record-keeping and internal control provisions of the Securities Exchange Act of 1934. The Order also suspends Mr. Agresti from practicing before the Commission as an accountant, with a right to reapply after three years.

                                                                   Form 10-QSB

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The information set forth under Part I, Item 2, "Management's Discussion and Analysis or Plan of Operations - Environmental Matters" is incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the registrant occurred on March 10, 1998. At that meeting, the following directors were elected:


                                                  VOTES
                                         -------------------------
     Director                            FOR              WITHHELD
                                         ---              --------
     Dr. Henry L. Lee                    3,354,556        216,411
     Ronald G. Lee                       3,368,254        202,713
     William M. Caldwell IV              3,370,324        200,643



                                                             VOTES
                                          --------------------------------------
                                          FOR               AGAINST      ABSTAIN
                                          ---               -------      -------
The appointment of George Brenner, CPA
  as independent auditor                  3,459,131         47,730       64,106


Item 6.   Exhibits

          3.1  -    Articles of Incorporation, as amended  (1)

          3.4  -    By-laws, as amended December 20, 1977  (2)

          3.5  -    Amendment of By-laws effective March 14, 1978  (2)

          3.6  -    Amendment to By-laws effective November 1, 1980  (3)

          27   -    Financial Data Schedule

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

                                                 LEE PHARMACEUTICALS
                                                 -------------------
                                                    (Registrant)



     Date: May 12, 1998                             Ronald G. Lee
          --------------                     ---------------------------
                                                    Ronald G. Lee
                                             President (Chief Executive Officer
                                             and Chief Financial Officer)