Form 10QSB
period 1998-06-30
LEE PHARMACEUTICALS
filed 1998-08-04
CIK 58411

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549


                                    FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1998
                               -------------------------------------------------

                                         OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------     --------------------------




Commission file number        1-7335
                       --------------------------------------------------------

                             LEE PHARMACEUTICALS
--------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

              California                             95-2680312
-------------------------------------  -----------------------------------------
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

Yes  X     No
   -----     -----

     As of June 30, 1998, there were outstanding 4,135,162 shares of common stock of the registrant.

     Transitional Small Business Disclosure Format (check one):
Yes        No  X
   ------    ------

                                                                     FORM 10-QSB

                             LEE PHARMACEUTICALS
                                BALANCE SHEET
                                JUNE 30, 1998
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


ASSETS
Cash                                                                      $    9

Accounts and notes receivable (net of allowances: $171)                      738

Due from related party                                                       243

Inventories:
     Raw materials                                           $  1,620
     Work in process                                              273
     Finished goods                                               235
                                                             --------
     Total inventories                                                     2,128

Other current assets                                                         652
                                                                         -------
     Total current assets                                                  3,770

     Property, plant and equipment (less
     accumulated depreciation and
     amortization: $6,158)                                                   485

     Goodwill and other assets (net of
     accumulated amortization: $5,571)                                     2,187
                                                                         -------
     TOTAL                                                               $ 6,442
                                                                         -------
                                                                         -------


                         See notes to financial statements.

                                                                     FORM 10-QSB


                                LEE PHARMACEUTICALS
                                   BALANCE SHEET
                                   JUNE 30, 1998
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)


LIABILITIES

Bank overdraft                                                        $     144
Note payable to bank                                                          8
Notes payable, other                                                        933
Current portion - royalty agreements                                        269
Current portion - note payable related party                                345
Accounts payable                                                          1,008
Accrued liabilities - environmental cleanup                                 288
Other accrued liabilities                                                   576
Due to related parties                                                      480
Deferred income                                                              65
                                                                       --------
     Total current liabilities                                            4,116

Long-term notes payable to related parties                                2,970

Long-term notes payable, other                                              970

Long-term notes payable to bank                                             238

Long-term payable-royalty agreements, less current portion $269              25

Deferred income                                                              93
                                                                       --------
     Total liabilities                                                    8,412
                                                                       --------
     COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

Common stock, $.10 par value; authorized, 7,500,00 shares;
     issued and outstanding, 4,135,162 shares                               413

Additional paid-in capital                                                4,222

Accumulated deficit                                                      (6,605)
                                                                       --------
     Total stockholders' deficiency                                      (1,970)
                                                                       --------
     TOTAL                                                             $  6,442
                                                                       --------
                                                                       --------


                         See notes to financial statements.

                                                                     FORM 10-QSB

                                LEE PHARMACEUTICALS

                              STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share amounts)



                                                     FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                          ENDED JUNE 30,              ENDED JUNE 30,
                                                      1998          1997            1998           1997
                                                  -----------   ------------    -----------    -----------
                                                   UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Gross revenues                                    $    2,166     $    2,415     $    7,017     $    6,860
Less:     Sales returns                                 (199)          (158)          (556)          (503)
          Cash discounts and others                      (18)           (20)           (59)           (85)
                                                  ----------     ----------     ----------     ----------
Net revenues                                           1,949          2,237          6,402          6,272
                                                  ----------     ----------     ----------     ----------

Costs and expenses:

          Cost of sales                                  968            910          2,848          2,674
          Selling and advertising expense                901            866          2,690          2,405
          General and administrative expense             693            470          1,777          1,270
                                                  ----------     ----------     ----------     ----------
Total costs and expenses                               2,562          2,246          7,315          6,349
                                                  ----------     ----------     ----------     ----------
(Loss) from operations                                  (613)            (9)          (913)           (77)

Other income                                              18             19             54             65
                                                  ----------     ----------     ----------     ----------
Net income (loss)                                 $     (595)    $       10     $     (859)    $      (12)
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
Per share:
          Net income (loss)                       $     (.14)    $      .00     $     (.20)    $      .00
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------


                         See notes to financial statements.

                                                                     FORM 10-QSB

                                LEE PHARMACEUTICALS
                              STATEMENTS OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)

                                                                                  FOR THE NINE MONTHS
                                                                                     ENDED JUNE 30,
                                                                                   1998           1997
                                                                                -----------    ----------
                                                                                (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
   Net (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     (859)    $      (12)
                                                                                ----------     ----------
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
   Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              93             83
   Amortization of intangibles . . . . . . . . . . . . . . . . . . . . . .             701          1,035
   (Decrease) in deferred income . . . . . . . . . . . . . . . . . . . . .             (49)           (49)
   (Gain) on disposal of property, plant, and equipment. . . . . . . . . .              (5)           (16)
Change in operating assets and liabilities:
   Decrease in accounts receivable . . . . . . . . . . . . . . . . . . . .             565            203
   (Increase) in due from related party. . . . . . . . . . . . . . . . . .            (135)           (21)
   (Increase) decrease in inventories  . . . . . . . . . . . . . . . . . .            (148)           166
   Decrease (increase) in other current assets . . . . . . . . . . . . . .             520            (62)
   (Decrease) in accounts payable. . . . . . . . . . . . . . . . . . . . .             (12)          (448)
   Increase (decrease) in account payable related party. . . . . . . . . .              75            (50)
   Increase in notes payable related party . . . . . . . . . . . . . . . .              90
   (Decrease) increase in notes payable, other . . . . . . . . . . . . . .             (48)            45
   Increase in accrued liabilities - environmental cleanup . . . . . . . .             201
   Increase in other accrued liabilities . . . . . . . . . . . . . . . . .             256            133
   (Decrease) in accrued royalties . . . . . . . . . . . . . . . . . . . .            (856)           (76)
                                                                                ----------     ----------
   Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,248            943
                                                                                ----------     ----------
     Net cash provided by operating activities . . . . . . . . . . . . . .             389            931
                                                                                ----------     ----------
Cash flows from investing activities:
   Additions to property, plant, and equipment . . . . . . . . . . . . . .             (61)          (111)
   Proceeds from sale of equipment . . . . . . . . . . . . . . . . . . . .               5             16
   Acquisition of product brands . . . . . . . . . . . . . . . . . . . . .             (70)        (1,092)
   Increase in long-term deposits. . . . . . . . . . . . . . . . . . . . .             (12)
                                                                                ----------     ----------
     Net cash (used in) investing activities . . . . . . . . . . . . . . .            (138)        (1,187)
                                                                                ----------     ----------

Cash flows from financing activities:
   (Payments on) bank loans. . . . . . . . . . . . . . . . . . . . . . . .             (14)           (61)
   (Payments on) proceeds from notes payable to related party. . . . . . .             (94)            80
   Proceeds from notes payable, other. . . . . . . . . . . . . . . . . . .               3            633
   (Decrease) in long-term royalty agreements. . . . . . . . . . . . . . .             (96)          (495)
   (Decrease) increase in bank overdraft . . . . . . . . . . . . . . . . .             (65)           114
                                                                                ----------     ----------
     Net cash (provided by) used in financing activities . . . . . . . . .            (266)           271
                                                                                ----------     ----------

Net (decrease) increase in cash. . . . . . . . . . . . . . . . . . . . . .             (17)            15
Cash, beginning of year. . . . . . . . . . . . . . . . . . . . . . . . . .              26             13
                                                                                ----------     ----------

Cash, end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $        9     $       28
                                                                                ----------     ----------
                                                                                ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      394     $      428
                                                                                ----------     ----------
                                                                                ----------     ----------

Acquisition of product brands:
   Fair value of assets acquired . . . . . . . . . . . . . . . . . . . . .      $       70     $    1,497
   Fair value of liabilities incurred. . . . . . . . . . . . . . . . . . .                            405
                                                                                ----------     ----------
     Net cash payments . . . . . . . . . . . . . . . . . . . . . . . . . .      $       70     $    1,092
                                                                                ----------     ----------
                                                                                ----------     ----------

                          See notes to financial statements.

                                                                     FORM 10-QSB

     NOTES TO FINANCIAL INFORMATION

1.   Basis of presentation:

     The accompanying balance sheet as of June 30, 1998, and the statements of operations and cash flows for the periods ended June 30, 1998, and 1997, have not been audited by independent accountants but reflect all adjustments, consisting of any normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for such periods. The results of operations for the nine months ended June 30, 1998, are not necessarily indicative of results to be expected for the year ending September 30, 1998.

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

2.   Continued existence:

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's recurring past losses from operations and inability to generate sufficient cash flow from normal operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continued as a going concern.

3.   Net loss per share:

     Net loss per share is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents (common stock options) are not included in these calculations where their effect on net loss per share is anti-dilutive. The weighted average number of shares was 4,135,162 for all periods presented.

4.   Note payable to bank:

     Effective April 26, 1996, the Company renewed its real estate loan with the bank. The note payable to the bank, secured by deed on land and building, requires a monthly payment of $4,200, including interest at Bank of America's base rate plus 4%, maturing March 2001. At June 30, 1998, the interest rate was 12.5%. The note is guaranteed by the former Chairman of the Company and the Company's President.

5.   Line of credit:

     During May of 1998, the Company renewed its revolving credit facility. It is a two-year agreement maturing in May 2000. The total revolving line of credit facility is $1,100,000, including a $400,000 loan secured by the Company's inventory at a rate of prime plus 6%. Additionally, an equipment loan of $400,000 at a rate of prime plus 6% was made available. The accounts receivable revolving credit facility is at a rate of prime plus 5%. The renewed interest rate is lower by 3% from the initial revolving credit facility agreement. The equipment loan is amortized over 48 months with a balloon payment on May 21, 2000. There is no prepayment penalty on either the equipment or inventory loan. The accounts receivable line of credit could be paid off after May 20, 1999, with a 90 day advance notice

                                                                     FORM 10-QSB

     and $15,000 prepayment penalty.   The accounts receivable line of credit
     plus the inventory and equipment loans, in the aggregate, are subject to a minimum interest of $3,000 per month. The new loan agreement is personally guaranteed by the Company's president.

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

     On September 8, 1997, the Company purchased certain assets of the Klutch-Registered Trademark-denture adhesive powder line from I. Putnam, Inc. for $320,000. The Company remitted $225,000 at closing and is required to make one payment of $7,000 plus interest, and eleven equal monthly payments of $8,000, plus interest at the prime rate. In addition, the Company purchased certain inventories from I. Putnam, Inc. for $51,063 at closing.

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

ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     MATERIAL CHANGES IN RESULTS OF OPERATIONS
     THREE MONTHS ENDED JUNE 30, 1998, AND JUNE 30, 1997

     Gross revenues for the three months ended June 30, 1998, were $2,166,000, a decrease of approximately $249,000 or 10% from the comparable three months ended June 30, 1997. The decrease in gross revenues was due to the decline in volume generated from the depilatories, nail products, oral rinse powder, and the 28 items (acquired in October 1996) which includes ointments, nutritional supplements, vitamins, analgesics and various over-the-counter brands. On the other hand, the above decreases in sales volume were partially offset by increases in sales volume of Lee-Registered Trademark-Lip-Ex-TM-, lip balm plus the added sales of the newly acquired Klutch-Registered Trademark- and Painalay-Registered Trademark- brands.

     Net revenues decreased approximately $288,000 or 13% for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997. The change in net revenues was due to the same explanation of the decrease in gross revenues discussed above. In addition, the sales returns increased $41,000 or 26% when comparing the three months ended June 30, 1998 and 1997. The higher sales returns during the current quarter are attributable to the higher than normal level of returns related to the depilatory category.

     Cost of sales as a percentage of gross revenues was 45% for the quarter ended June 30, 1998, compared to 38% for the quarter ended June 30, 1997. The cost of sales percentage was higher due to increased raw material purchases (normal quantity reordered, per purchase order, was tripled for certain high turnover items), increased manufacturing labor dollars as a result of two (September 1997 and March 1998) hourly rate increase increases (15%) in minimum wages and sale of some slow moving finished goods at lower than normal margins.

     Selling and advertising expenses increased $35,000 or 4% when comparing the three months ended June 30, 1998, with the three months ended June 30, 1997. The increases in expenses were mainly due to the following factors;
     (1) an increase in the amortization expense (approximately $13,000), and
     (2) an increase in salaries and wages plus related fringe benefits ($88,000) as a result of new hires

                                                                     FORM 10-QSB

     which included the addition of two outside salesmen, and higher related travel and entertainment expenses. The above increases were partially offset by a decrease in the Company's co-operative advertising costs of approximately $53,000 when comparing the quarters ended June 30, 1998 and 1997.

     General and administrative expenses increased when comparing the quarters ended June 30, 1998 and 1997. The increase of $223,000 or 47% was the result of; (1) employee new hires (salary and wages) plus related fringe benefits, (2) an accrual of $79,000 (non-recurring) related to the Monterey Park waste site cleanup, (3) an accrual of $122,000 related to the Company's best estimate of its share of the remediation costs as described under "Environmental Matters," and (4) increased interest expense of approximately $28,000 as a result of increased borrowings from the Company's asset based financing lender.

     MATERIAL CHANGES IN RESULTS OF OPERATIONS
     NINE MONTHS ENDED JUNE 30, 1998, AND JUNE 30, 1997

     Gross revenues for the nine months ended June 30, 1998, were $7,017,000, an increase of approximately $157,000 or 2% from the comparable nine months period ended June 30, 1997. The increase in gross revenues was due to the volume generated from the recently acquired brands such as:
     Klutch-Registered Trademark- and Painalay-Registered Trademark-, plus the in-house product Lee-Registered Trademark- Lip-Ex-TM-, and the depilatory category. The above increased sales volume was partially offset by reduced sales revenues of the nail category products. Net revenues for the nine months ended June 30, 1998, were $6,402,000, an increase of $130,000 or 2% from the comparable nine months period ended June 30, 1997. The reasons for higher sales returns during the nine months period ended June 30, 1998, versus June 30, 1997, was due to a higher level of returns related to the depilatory category which was offset in-part by lower nail extender product returns.

     Cost of sales as a percentage of gross revenues for the nine months ended June 30, 1998, as compared to the nine months period ended June 30, 1997, was 41% versus 39%, respectively. The slightly higher cost of sales percentage for the nine months ended June 30, 1998, compared to June 30, 1997, is due to the product mix in addition to the explanation above regarding the material changes for the three months ended June 30, 1998, versus 1997.

     Selling and advertising expenses increased $285,000 or 12% when comparing the nine months ended June 30, 1998, with the nine months ended June 30, 1997. The increased expenses were primarily due to: (1) an increase in the amortization expense, (2) an increase in salaries and wages plus fringe benefits, the result of new hires which includes two outside salesmen, and higher related travel and entertainment expenses, (3) higher manufacture representative commissions, (4) higher product samples expense related to the new brand acquisitions, and (5) increased freight costs. The aforementioned increased expenses were offset, in part, by a decrease in the cooperative advertising and print media advertising costs.

     General and administrative expenses increased $507,000 or 40% when comparing the nine months ended June 30, 1998, with the nine months ended June 30, 1997. This significant increase was principally due to; (1) employee new hires (salary and wages) plus related fringe benefits, (2) an accrual of $79,000 (non-recurring) related to the Monterey Park waste site cleanup, (3) an accrual of $122,000 related to the Company's best estimate of its share of the remediation costs as described under "Environmental Matters," (4) increased interest expense of approximately $64,000 as a result of increased borrowings from the Company's asset based financial lender, and (5) slightly higher supplies and printing costs.

     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, working capital was $114,000 and at June 30, 1998, the working capital was a negative $346,000, thus a decrease of $460,000. The ratio of current assets to current liabilities was .9 to 1 at June 30, 1998, and 1.0 to 1 at September 30, 1997. The decrease in working capital of $460,000 (from a positive $114,000 to a negative $346,000) was basically due to a decrease in accounts receivable, prepaid royalties, and an increase in environmental cleanup cost liability.

     The Company has an accumulated deficit of $6,605,000. The Company's recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they came due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

                                                                     FORM 10-QSB

     ENVIRONMENTAL MATTERS

     The Company owns a manufacturing facility located in South El Monte, California. The California Regional Water Quality Control Board (The "RWQCB") ordered the Company in 1988 and 1989 to investigate the contamination on its property (relating to soil and groundwater contamination). The Company engaged a consultant who performed tests and reported to the then Chairman of the Company. The Company resisted further work on its property until the property upgradient was tested in greater detail since two "apparent source" lots had not been tested. On August 12, 1991, the RWQCB issued a "Cleanup and Abatement Order" directing the Company to conduct further testing and cleanup the site. In October 1991, the Company received from an environmental consulting firm an estimate of $465,200 for investigation and cleanup costs. The Company believed that this estimate was inconclusive and overstated the contamination levels.
     The Company believes that subsequent investigations will support the Company's conclusions about that estimate. The Company did not complete the testing for the reasons listed above as well as "financial constraints". In June 1992 the RWQCB requested that the EPA evaluate the contamination and take appropriate action. At the EPA's request, Ecology & Environment, Inc. conducted an investigation of soil and groundwater on the Company's property. Ecology & Environment Inc.'s Final Site Assessment Report, which was submitted to the EPA in June 1994, did not rule out the possibility that some of the contamination originated on-site, and resulted from either past or current operations on the property. The Company may be liable for all or part of the costs of re mediating the contamination on its property. The EPA has not taken any further action in this matter, but may do so in the future.

     The Company and nearby property owners, in consort with their comprehensive general liability (GLC) carriers, have engaged a consultant to perform a site investigation with respect to soil and shallow groundwater contamination over the entire city block. The CGL carriers provided $290,000 in funding which paid for the $220,000 study, $20,000 in legal fees for project oversight, and a $50,000 balance in the operating fund. Earlier the Company had accrued $87,500 as its proportionate share of the earlier quote of $175,000. Since that time, the overall scope of the project was increased to $205,000 plus $15,000 for waste water disposal, bringing the total to the above listed $220,000. The $87,500 accrual was not spent on this project (as the entire cost was borne by the comprehensive general liability carriers), but remains on the books as an accrual against the cost of remediation of the same site that was included in the study.

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

     The Company and other property owners engaged Geomatrix Consultants, Inc., to do a survey of vadose soil and shallow groundwater in the "hot spots" detected in the previous studies. Geomatrix issued a report dated December 1, 1997 (the "Report"), on the impact of volatile organic compounds on the soil and groundwater at the Lidcombe and Santa Anita Avenue site located in South El Monte, California (which includes the Company's facilities). The Report indicated generally low concentrations of tetrachloroethene, trichloaethene and trichloroethane in the groundwater of the upgradient neighbor. The Report was submitted to the RWQCB for its comments and response. A meeting with the parties and RWQCB was held on February 10, 1998. The RWQCB had advised companies that vadose soil contamination is minimal and requires no further action. However, there is an area of shallow groundwater which has a higher than desired level of chlorinated solvents, and the RWQCB requested a proposed work plan be submitted by Geomatrix. Geomatrix has submitted a "Focused Feasibility Study" which concludes that there are five possible methods for cleanup. The most expensive are for a pump and sewer remediation which would cost between $1,406,000 and $1,687,000. The Company is actively exploring the less expensive alternative remediation methods, of which the two proposed alternatives range in cost between $985,000 and $1,284,000. Accordingly, the Company has taken the average of the two amounts ($985,000 and $1,284,000) as the total amount of estimated cost. Since there are four economic entities involved, the Company's best estimate at this time, in their judgment, would be that their forecasted share would be 25% or $284,000 less the liability already recognized on the books of $162,000 thereby requiring an additional $122,000 liability. Accordingly, the Company recorded an additional accrual of $122,000 in the third quarter of fiscal 1998. The $122,000 accrual is in addition to the $79,000 accrual for the Monterey Site as will be explained in the following paragraph. The $79,000 accrual, in the third quarter of fiscal 1998, related to the Monterey Site is not included in the $284,000 figure above. No assurances can be given that any of the alternative remediation methods will be feasible or that the actual cost to the Company of the remediation will not exceed the amount of the Company's current accruals of $284,000 (which includes the $122,000 charge to income for this quarter).

     Without any prior correspondence or inkling of the Company's potential liability, the EPA has recently informed the Company that the Company may have potential liability for the ongoing remediation of Operating Industries, Inc. (as they have gone out of business) Landfill Superfund Site in Monterey Park, California (the "Monterey Site"). The Monterey Site is a 190 acre landfill that operated from 1948 to 1984, in which the Company disposed of non toxic pH balanced waste water on six occasions between 1974 and 1978. Over 4,000 companies have been identified as having contributed waste to the Monterey Site. The EPA has offered to settle the Company's potential liability with respect to the Monterey Site for a cost to the Company of $79,233. The Company accrued a $79,000 charge in the third quarter of fiscal 1998 with respect to this possible liability. The Company has forwarded this proposal to its environmental counsel for their review of the Company's available options.

     The Company continues to seek reimbursement from various CGL carriers, although there can be no assurances that any such payments will be received. Some carriers have denied liability for costs, based on their review and analysis of the insurance policies, the history of the site, the nature of the claims, and current court decisions in such cases.

     The total amount of environmental investigation and cleanup costs that the Company may incur with respect to the foregoing is not known at this time. However, based upon information available to the Company at this time, the Company has expensed since 1988 a total of $486,000, of which $89,000 were legal fees, exclusive of legal fees expended in connection with the SEC environmental investigation. The actual costs could differ materially from the amounts expensed for environmental investigation and cleanup costs to date.

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

Item 6.   Exhibits

          3.1     -      Articles of Incorporation, as amended  (1)

          3.4     -      By-laws, as amended December 20, 1977  (2)

          3.5     -      Amendment of By-laws effective March 14, 1978  (2)

          3.6     -      Amendment to By-laws effective November 1, 1980  (3)

         10.1     -      Modification of loan and security agreement dated May
                         21, 1996, between Lee Pharmaceuticals and Preferred
                         Business Credit, Inc. regarding a revolving credit facility financing.

         10.2     -      Modification of secured promissory note dated August
                         29, 1997, between Lee Pharmaceuticals and Preferred
                         Business Credit, Inc.

         10.3     -      Secured promissory note dated May 15, 1998, between Lee
                         Pharmaceuticals and Preferred Business Credit, Inc.

         10.4     -      Continuing guaranty dated May 15, 1998, between Lee
                         Pharmaceuticals and Preferred Business Credit, Inc.

           27     -      Financial Data Schedule

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

                                                     LEE PHARMACEUTICALS
                                                     -------------------
                                                         (Registrant)


Date:  August 3, 1998                                   Ronald G. Lee
     ------------------                      ----------------------------------
                                                        Ronald G. Lee
                                             President (Chief Executive Officer
                                                and Chief Financial Officer)