Form 10KSB
period 1998-09-30
LEE PHARMACEUTICALS
filed 1998-12-23
CIK 58411

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(MARK ONE)

          [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $9,059,000 Gross

As of the close of business on November 30, 1998, the aggregate market value of Lee Pharmaceuticals common stock held by nonaffiliates was $515,889.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, par value $.10; 4,135,162 shares outstanding as of the close of business on November 30, 1998.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

     Lee Pharmaceuticals is engaged in the research, development, purchase, manufacture, and marketing of consumer personal care products and professional dental products, all of which are targeted for the improved well-being of the human body. The Company's business is directed to two main areas: (a) the development and marketing of a range of consumer products including nail extenders and strengtheners, depilatories, and over-the-counter drug items and (b) the manufacture and sale of materials and supplies for use in the professional dental health field. For all years presented, revenues, operating results and identifiable assets of the consumer products group were in excess of 91% of total company operations.

     Lee Pharmaceuticals' executive offices are located at 1444 Santa Anita Avenue, South El Monte, California 91733, and its telephone number is (626) 442-3141. The Company was incorporated in April 1971 as a California corporation.

CONSUMER PRODUCTS SEGMENT

     The Company's consumer products line consists primarily of a variety of artificial fingernail extenders and related fingernail products. In addition, the Company manufactures and sells hair removal products, antacid tablets, nasal care products, infant items and a variety of over-the-counter drug products. The Company's product lines have been developed internally, particularly in the case of fingernail products, and by outside product line acquisitions.

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

     In fiscal 1996, the research and development capability of Lee Pharmaceuticals generated new product entries primarily in the nail care category-specifically eight new colors of Lee Press On Nails in trendy, fashionable colors. In addition, two holiday displays-Lee Halloween Fun Press On Nails and Lee Holiday Elegance-Christmas, were developed. Lee Pharmaceuticals expanded it's personal care category of products through two acquisitions. On February 15, 1996, Lee acquired the Breath-Gard-TM- breath tablets from Sundance Healthcare Products, Inc. in Valencia, California. On September 20, 1996, Lee Pharmaceuticals acquired the full line of Aquafilter-Registered Trademark-Cigarette Holders from the Aquafilter Corporation, Ft. Lauderdale, FL. The acquisition of this well recognized filtration system and its assimilation into the Lee Pharmaceuticals marketing and distribution program was intended to be an important contribution to the Company's growth in 1997 and beyond.

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

     In fiscal 1998, the Company expanded its Lee-Registered Trademark-Lip-Ex-TM- line to include lip balms with an SPF 8 protection and also packaged the Lip-Ex into convenient tin top jars. The Company purchased several new OTC items including Pain-A-Lay-Registered Trademark-, an oral anesthetic/analgesic, and EVAC-U-GEN-Registered Trademark-, a chewable laxative.

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

DENTAL PRODUCTS SEGMENT

     From its inception in 1971 through 1998, the Company at various times introduced dental products designed to satisfy specific material or supply requirements of the practicing dental professional and of the orthodontic and endodontic specialist.

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

DENTAL MARKETING OUTSIDE THE UNITED STATES

     The Company markets dental products outside the United States through foreign dental distributors who either solicit individual dentists and orthodontists and sell the Company's products to them directly for use in the treatment of their patients, or sell through local dealers whom they engage to sell the Company's products on their behalf. The Company plans and executes its own international marketing programs and regularly displays its dental products at international conventions by way of its distributors.

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

     The Company elected to have three of its major dental brands obtain the CE markings in order to continue to distribute those brands throughout Europe. The Company received the CE Markings on Prosthodent-Registered Trademark-, Insta-Bond-TM- and Beta Quartz-TM- Glass Ceramic Inserts and Inlays.

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

                           APPLICABLE TO ALL SEGMENTS

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                                                    YEAR ENDED SEPTEMBER 30
                                                   1998       1997       1996
                                                   ----       ----       ----
                                                  (000)       (000)      (000)
United States export sales
  (except Canada)...............................  $  430      $  827    $  834

RESEARCH PROGRAM

     The recent Company trend has been in the direction of brand acquisitions rather than extensive internal research and development. Effective July 1996 the Company eliminated its internal research and development department, and decided that future testing and research, that cannot be absorbed by its quality assurance and production control departments, will be placed outside the Company. As needed, clinical research on products is also done under contract with dental schools and clinics. The Company follows the policy of expensing all research and development costs when incurred. The Company did not have any internal research and development expenses during fiscal years September 30, 1998 and 1997.

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

PATENTS AND TRADEMARKS

     The Company has adopted the policy of making patent disclosures on its products and of filing applications for patents on the products or on aspects of their manufacture or use when appropriate. The Company owns nine U.S. patents, including Dental Restoration System and Method which was recently granted during the year, and owns the rights in a number of other U. S. patent applications pending. The Company believes that, while patent protection is desirable in certain areas, it is not essential; therefore, certain foreign patents have been abandoned as not necessary to the interest of the Company.

     United States trademarks for the major dental products as well as some consumer products, have been granted. Additional trademarks for other products have been applied for, both in the U. S. and in foreign countries. Trademarks for certain minor products, or in countries with minor market potential, have been abandoned as not necessary to the interest of the Company.

CURRENT REGULATORY REGISTRATION

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

     The Company has been granted CE Certification for three dental products:
Prosthodent VL Core Build Up Material, Lee Insta-Bond Orthodontic Bracket Adhesive, and Lee Beta Quartz Glass Ceramic Modular Inserts and Inlays.

     The Company applied for a Controlled Substance License with the Drug Enforcement Agency (DEA) due to the new product lines the Company has recently acquired. Effective November 23, 1998, the Company was granted its DEA license.

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

     The Company and nearby property owners, in consort with their comprehensive general liability (CGL) carriers, have engaged a consultant to perform a site investigation with respect to soil and shallow groundwater contamination over the entire city block. The CGL carriers provided $290,000 in funding which paid for the $220,000 study, $20,000 in legal fees for project oversight, and a $50,000 balance in the operating fund. Earlier the Company had accrued $87,500 as its proportionate share of the earlier quote of $175,000. Since that time, the overall scope of the project was increased to $205,000 plus $15,000 for waste water disposal, bringing the total to the above listed $220,000. The $87,500 accrual was not spent on this project (as the entire cost was borne by the CGL carriers), but remains on the books as an accrual against the cost of remediation of the same site that was included in the study.

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

     The Company and other property owners engaged Geomatrix Consultants, Inc., to do a survey of vadose soil and shallow groundwater in the "hot spots" detected in the previous studies. Geomatrix issued a report dated December 1, 1997 (the "Report"), on the impact of volatile organic compounds on the soil and groundwater at the Lidcombe and Santa Anita Avenue site located in South El Monte, California (which includes the Company's facilities). The Report indicated generally low concentrations of tetrachloroethene, trichloaethene and trichloroethane in the groundwater of the upgradient neighbor. The Report was submitted to the RWQCB for its comments and response. A meeting with the parties and RWQCB was held on February 10, 1998. The RWQCB had advised companies that vadose soil contamination is minimal and requires no further action. However, there is an area of shallow groundwater which has a higher than desired level of chlorinated solvents, and the RWQCB requested a proposed work plan be submitted by Geomatrix. Geomatrix has submitted a "Focused Feasibility Study" which concludes that there are five possible methods for cleanup. The most expensive are for a pump and sewer remediation which would cost between $1,406,000 and $1,687,000. The Company is actively exploring the less expensive alternative remediation methods, of which the two proposed alternatives range in cost between $985,000 and $1,284,000. Accordingly, the Company has taken the average of the two amounts ($985,000 and $1,284,000) as the total amount of estimated cost. Since there are four economic entities involved, the Company's best estimate at this time, in their judgment, would be that their forecasted share would be 25% or $284,000 less the liability already recognized on the books of $162,000 thereby requiring an additional $122,000 liability. Accordingly, the Company recorded an additional accrual of $122,000 in the third quarter of fiscal 1998. The $122,000 accrual is in addition to the $79,000 accrual for the Monterey Site as will be explained in the following paragraph. The $79,000 accrual, in the third quarter of fiscal 1998, related to the Monterey Site is not included in the $284,000 figure above. No assurances can be given that any of the alternative remediation methods will be feasible or that the actual cost to the Company of the remediation will not exceed the amount of the Company's current accruals of $284,000 (which includes the $122,000 charge to income in the third quarter of fiscal 1998).

     Without any prior correspondence or inkling of the Company's potential liability, the EPA has recently informed the Company that the Company may have potential liability for the ongoing remediation of Operating Industries, Inc. (as they have gone out of business) Landfill Superfund Site in Monterey Park, California (the "Monterey Site"). The Monterey Site is a 190 acre landfill that operated from 1948 to 1984, in which the Company disposed of non toxic pH balanced waste water on six occasions between 1974 and 1978. Over 4,000 companies have been identified as having contributed waste to the Monterey Site. The EPA has offered to settle the Company's potential liability with respect to the Monterey Site for a cost to the Company of $79,233. The Company accrued a $79,000 charge in the third quarter of fiscal 1998 with respect to this possible liability. The Company has elected to file for relief from these obligations under the financial hardship option in the EPA's response form.

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

EMPLOYEES

     The Company's work force of 97 presently includes 26 permanent employees, both salaried and hourly, and 71 personnel leased through employment agencies.

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

     Although the Company does not believe that it is dependent upon any one customer or distributor, a customer accounted for 9% and 14% of the Company's net revenues during fiscal 1998 and 1997, respectively. No other customer accounted for 8% or more of the Company's net revenues for those fiscal years.

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

ITEM 2.   DESCRIPTION OF PROPERTY.

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


     The Company leases the following:

                           APPROXIMATE      AGGREGATE        LEASE
                             SQUARE          ANNUAL       EXPIRATION
ADDRESS                      FOOTAGE         RENTAL          DATE              USAGE
-------                      -------         ------          ----              -----
1434 Santa Anita Avenue      11,000         $52,812**      11/30/2000      Inventory control, personnel, data processing,
                                                                           accounting offices and dental production/shipping
1460 Santa Anita Avenue (1)  15,000          64,728**      11/30/2000      Effective January 15, 1996, the building was
                                                                           subleased.
1470 Santa Anita Avenue (2)   8,000          43,056**      11/30/2000      Effective July 16, 1996, the building was
                                                                           subleased.
1500 Santa Anita Avenue      18,000          85,884**      11/30/2000      Warehouse, consumer packaging operations,
                                                                           injection molding and corrugated printing
1516 Santa Anita Avenue      18,000          87,960**      11/30/2000      Sales/marketing offices, purchasing, consumer
                                                                           shipping, and warehouse
1444 Santa Anita Avenue (3)  10,000          67,302*       11/30/2005      Executive office, consumer production,
                                                                           quality control and bottle printing
1427 Lidcombe Avenue          6,000          28,134**      11/30/2000      Maintenance and chemical processing
                                                                           (rear building)
1425 Lidcombe Avenue          6,000          28,134**      11/30/2000      Chemical processing and packaging
1445 Lidcombe Avenue (3)(4)   8,000          63,177*       11/30/2005      Effective November 8, 1995, the building was
                                                                           subleased on a one-year agreement.  Subsequent
                                                                           to November 1996, the sublessee is on a month to
                                                                           month agreement with a 45-day advance notice to
                                                                           relocate. The gross monthly rental income is
                                                                           $3,676.

*    Revised biannually for consumer price index change.
** Can be revised biannually for consumer price index change, but has not been adjusted, by the owner, on December 1, 1992, December 1, 1994 or December 1, 1996.

(1) The Company entered into a sublease agreement, effective January 15, 1996, which expires November 30, 2000. The gross annual rental income is $67,268. In April 1997 the sublessee commenced occupancy of the entire 15,000 square footage (previously occupied 13,000 square feet). The annual rental income for fiscal year 1998 includes a cost of living adjustment regarding the sublease effective June 1998.

(2) The Company entered into a sublease agreement, effective July 16, 1996, which expires November 30, 2000. The gross annual rental income is $39,312. In July 1998 the sublease was adjusted from $3,276 per month to $3,360 per month.

(3) This property is treated as a sale leaseback agreement between the Company and one of its directors (former Chairman). The monthly lease payments were set at the prevailing rates in the area at the time the leases were written. The buildings were bought by Ronald G. Lee, President, from Dr. Henry L. Lee, former Chairman, in December 1995.

(4) The gross monthly rental income is $3,678. The Company will continue to sublease the building until the owner can locate a buyer or the Company gives notice to the tenant and takes back the facility to expand its operations.

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

ITEM 3.   LEGAL PROCEEDINGS.

     In the ordinary course of its business, the Company is involved from time to time in litigation. In the opinion of management of the Company none of the litigation currently pending will have a material effect on its business or financial condition. See Item I - "Applicable to All Segments - Environmental protection regulation and litigation" for additional information concerning certain litigation.

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

                                       QTR           HIGH               LOW
                 FY 1998                1Q          $.3125            $.2500
                                        2Q           .3400             .2000
                                        3Q           .3600             .2000
                                        4Q           .2000             .1550
                 FY 1997                1Q          $.2200            $.1400
                                        2Q           .2000             .1500
                                        3Q           .3200             .2500
                                        4Q           .3250             .2500

     There were approximately 776 shareholders of record of the Company's Common Stock as of the close of business on September 30, 1998.

     The Company has not paid any cash dividends and has no present intention of paying cash dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FISCAL YEARS ENDED SEPTEMBER 30, 1998, AND SEPTEMBER 30, 1997

     Net revenues decreased during fiscal 1998 by $563,000 or 6% when compared to fiscal 1997. The decrease in net revenues was due to the reduced sales revenues of the nail category products and depilatories. The above decrease in sales revenues was partially offset by volume generated from recently acquired brands such as: Klutch-Registered Trademark- and Painalay-Registered Trademark-, plus the in-house product Lee-Registered Trademark- Lip-Ex-TM-. The newly acquired brand acquisitions accounted for approximately $445,000 or 5% of the Company's total net revenues. Also, the Company's sales returns decreased approximately $53,000 or 6% when comparing fiscal years 1998 and 1997. The lower sales returns during the current fiscal year was primarily the result of a 57% decrease in the nail extender category. This was due to the continued decline in the nail products sales volume. The Company's retail customers have continued to change their planograms, where they are stocking fewer SKU's (stock keeping units) of the Company's products.

     The financial crisis overseas has helped slow the Company's foreign sales in fiscal 1998. The economic crisis in Japan contributed to the Company's plummeting sales (66% in Japan) during fiscal 1998 compared to fiscal 1997. As a result, foreign market sales were down 48% overall.

     As noted under "Description of Business - Consumer Products Segment" the Company has pursued a policy of diversifying its product line via product line acquisitions. Certain of the Company's products have been expanded into dollar stores and convenience stores in an attempt to increase the number of outlets carrying the Company's products.

     Cost of sales as a percentage of gross revenues was 42% for fiscal year 1998, compared to 40% for fiscal year 1997. The cost of sales percentage was higher due to increased raw material purchases (normal quantity reordered, per purchase order, was tripled for certain high turnover items), increased manufacturing labor dollars as a result of two (September 1997 and March 1998) hourly rate increases (15%) in minimum wages and sale of some slow moving finished goods at lower than normal margins. The above explanations were somewhat offset by benefits achieved from the production learning curve, associated with the previously acquired brands, increased production runs, and a favorable product mix.

     Selling and advertising expenses increased $99,000 or 3% when comparing fiscal years 1998 and 1997. The increases in expenses were primarily due to the following factors; (1) an increase in salaries and wages plus related fringe benefits, the result of new hires which includes two outside salesmen ($183,000), and higher related travel and entertainment expenses ($55,000),
(2) higher manufacture representative commissions ($56,000), and (3) an increase in the amortization expense (approximately $40,000) related to acquisitions by the Company during September 1997 and February 1998. The aforementioned increased expenses were offset, in part, by a decrease in the cooperative advertising ($171,000) and non-recurring "special allowance" ($62,000) which was awarded to a key customer in fiscal 1997.

     Research and development expenses were non-existent for fiscal year 1998 versus 1997. The Company trend over the last two plus years has been in the direction of brand acquisitions rather than extensive internal research and development. Effective July 1996 the Company eliminated it's internal research and development department, and decided that future testing and research, that cannot be absorbed by its quality assurance and production control departments, will be placed outside the Company.

     General and administrative expenses increased $273,000 or 24% when comparing fiscal years 1998 and 1997. This significant increase was principally due to; (1) employee new hires (salary and wages) plus related fringe benefits (approximately $75,000), (2) an accrual of $79,000 (non-recurring) related to the Monterey Park waste site cleanup, and (3) an accrual of $122,000 related to the Company's best estimate of its share of the remediation costs as described in Note 10 to the financial statements under the caption "Assessment for environmental cleanup."

     Interest expense increased $52,000 or 9% when comparing fiscal years 1998 and 1997. The higher interest expense was attributed to the increased borrowings from the Company's asset based financing lender and increased borrowings on notes payable plus a higher rate of interest (from 15% to 20%) paid on various notes payable.

     Gain on sale of buildings relates to the sale leaseback arrangement since 1991 whereby the Company is realizing a constant deferred gain over the lease term.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was a negative $719,000 at September 30, 1998, as compared with $114,000 at September 30, 1997. The decrease in working capital of $833,000 was primarily due to an increase in current liabilities of $56,000 (basically an increase in the current portion of notes payable as a result of newly acquired product brands and an increase in the environmental cleanup liability) and a decrease in current assets of $777,000 primarily due to a decrease in accounts receivable and deposits. The ratio of current assets to current liabilities was .8 to 1 at September 30, 1998, and 1.0 to 1 at September 30, 1997.

     In comparing fiscal years 1998 and 1997, accounts receivable turnover increased (7.5 versus 7.3) primarily due to the Company's reduction in extended credit terms. Accounts payable as a percentage of total costs and expenses was constant (12% in fiscal 1998 and 1997) due to the Company's continued improved timely payments to vendors plus payment of several non-recurring commitments, the result of better cash flow from accounts receivable collections.

     Customer consolidations, as expected, materialized in fiscal 1998 and may continue in fiscal 1999. Management continues to face lower retail store inventory levels and expanded computerization in the field such as; EDI (electronic data interchange), ASN (advance shipping notice), and UCC-128 (Uniform Code Council) bar code labels.

     Due to the inventory acquired from product line acquisitions, the inventory increased $142,000. Partially offsetting the overall increase in inventory, the Company continued to reduce it's inventory of slow moving items at a price below the listed sales price and scrapping obsolete inventory items.

     Effective May 21, 1998, the Company renewed its accounts receivable financing, maturing May 2000, whereby 75% of the eligible domestic accounts receivable, not to exceed the greater of $1,100,000 or $1,100,000 less amounts advanced on inventory, can be advanced. The new financing agreement includes a $400,000 term loan on inventory which is incorporated in the working capital line of credit above. Additionally, there is a separate $440,000 term loan on the Company's equipment. This financing is secured by a security interest in all of the Company's assets.

     See "Business - Applicable to All Segments - Environmental protection regulation and litigation" for a description of certain environmental matters relating to the Company.

     The Company has an accumulated deficit of $6,734,000. The Company's past recurring losses and fiscal 1997's nominal profit from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

     The Company does not believe that inflation had a significant impact on its operations during fiscal years 1998 and 1997.

YEAR 2000 READINESS

     Most companies have computer systems that use two digits to identify a year in the date field (e.g. "98" for 1998). These systems must be modified to handle turn-of-the century calculations. If not corrected, systems failures or miscalculations could occur, potentially causing disruptions of operations, including, among other things, the inability to process transactions, send invoices, or engage in other normal business activities. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant.

     In 1998, the Company initiated a comprehensive review of its computer systems to identify processes that could be adversely affected by Year 2000 issues. In addition, the Company identified computer application systems that required modification or replacement.

     The Company will be required to modify or replace certain portions of its software so that its systems will function properly with respect to dates in the Year 2000 and thereafter. The Company has replaced its existing hardware computer system and has solicited the assistance of a software reengineering company specializing in services to resolve the Year 2000 problem to remediate non-compliant code in existing applications and systems. The Company is also utilizing internal resources to reprogram or replace and test the software for Year 2000 modifications.

     The Company has an ongoing program of communicating with suppliers and vendors to determine the extent to which those companies are addressing Year 2000 compliance issues. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the Year 2000.

     In 1999, a contingency plan will be developed in the event key or critical suppliers or vendors are unable to meet the Year 2000 compliance. If needed, such steps as identifying alternative suppliers and vendors will be addressed. The timeframe for completing or documenting contingency plans has not been finalized.

     The Company estimates that the cost of remediation will be less than $100,000. The remediation costs include internal labor costs, as well as fees and expenses paid to outside contractors specifically associated with programming and purchased hardware and upgraded software.

     The Company's Year 2000 plans, including costs, preparation for testing, and completion schedules (by October 1999), are based on management's best estimates. These estimates were derived using assumptions of future events including third party input, availability of qualified personnel, and other factors.

     Based on currently available information, management does not believe that the Year 2000 matters discussed above will have a material adverse impact on the Company's financial condition or results of operations; however, because of the uncertainties in this area, no assurances can be given in this regard.

ITEM 7.   FINANCIAL STATEMENTS.

                                                                          PAGE
INDEX TO FINANCIAL STATEMENTS                                             NUMBER
Independent Auditor's Report                                                12

Financial Statements:

     Balance sheet as of September 30, 1998                                 13

     Statements of operations for each of the years in
      the two-year period ended September 30, 1998                          14

     Statements of changes in stockholders' deficiency for each of
     the years in the two-year period ended September 30, 1998              15

     Statements of cash flows for each of the years in the two-year
     period ended September 30, 1998                                        16

     Notes to financial statements                                         17-25

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

                                 GEORGE BRENNER

                           CERTIFIED PUBLIC ACCOUNTANT
                       9300 WILSHIRE BOULEVARD, SUITE 480
                         BEVERLY HILLS, CALIFORNIA 90212



                          Independent Auditor's Report


Board of Directors
Lee Pharmaceuticals
South El Monte, California

I have audited the accompanying balance sheet of Lee Pharmaceuticals as of September 30, 1998 and the related statements of operations, changes in stockholders' deficiency, and cash flows for each of the years in the two-year period ended September 30, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lee Pharmaceuticals as of September 30, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements ("Continued Existence"), the Company's current and recurring past losses from operations, fiscal 1997's nominal profit, and inability to generate sufficient cash flow from normal operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 15. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

As discussed in Note 10, "Commitments and Contingencies - Assessment for environmental cleanup," the Company is attempting to quantify its cleanup cost liability, however, the ultimate outcome of this liability cannot presently be determined.

                                           GEORGE BRENNER

                                           George Brenner, CPA
December 9, 1998
Beverly Hills, California

                             LEE PHARMACEUTICALS

                                BALANCE SHEET

                             SEPTEMBER 30, 1998

                                   ASSETS

CURRENT ASSETS:
   Cash............................................................................................       $    42,000
   Accounts receivable, less allowance for doubtful accounts of $38,000
     and sales returns allowance of $141,000.......................................................           894,000
   Due from related party..........................................................................           251,000
   Inventories.....................................................................................         2,122,000
   Prepaid royalties...............................................................................           132,000
   Deposits........................................................................................           229,000
   Other current assets............................................................................           142,000
                                                                                                          -----------
     TOTAL CURRENT ASSETS..........................................................................         3,812,000
                                                                                                          -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land............................................................................................            49,000
   Building........................................................................................           217,000
   Machinery and equipment.........................................................................         6,017,000
   Leasehold improvements..........................................................................           375,000
                                                                                                          -----------
                                                                                                            6,658,000
   Less accumulated depreciation and amortization..................................................        (6,174,000)
                                                                                                          -----------
     NET PROPERTY, PLANT AND EQUIPMENT.............................................................           484,000
                                                                                                          -----------
INTANGIBLE AND OTHER ASSETS, net of accumulated amortization of $5,791,000.........................         2,167,000
                                                                                                          -----------
TOTAL..............................................................................................       $ 6,463,000
                                                                                                          -----------
                                                                                                          -----------
                                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Bank overdraft..................................................................................       $    86,000
   Notes payable...................................................................................           815,000
   Current portion - notes payable, other (long-term)..............................................           582,000
   Current portion - royalty agreements............................................................           132,000
   Current portion - note payable related party....................................................           375,000
   Accounts payable................................................................................         1,058,000
   Accrued royalties...............................................................................           289,000
   Accrued liabilities.............................................................................           366,000
   Environmental cleanup liability.................................................................           289,000
   Due to related parties..........................................................................           474,000
   Deferred income.................................................................................            65,000
                                                                                                          -----------
     TOTAL CURRENT LIABILITIES.....................................................................         4,531,000

LONG-TERM NOTES PAYABLE TO RELATED PARTIES.........................................................         2,939,000
LONG-TERM NOTES PAYABLE, other.....................................................................         1,016,000
DEFERRED INCOME....................................................................................            76,000
                                                                                                          -----------
     TOTAL LIABILITIES.............................................................................         8,562,000
                                                                                                          -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Common stock, $.10 par value; authorized 7,500,000 shares;
     issued and outstanding, 4,135,162 shares......................................................           413,000
   Additional paid-in capital......................................................................         4,222,000
   Accumulated deficit.............................................................................        (6,734,000)
                                                                                                          -----------
     TOTAL STOCKHOLDERS' DEFICIENCY................................................................        (2,099,000)
                                                                                                          -----------
TOTAL..............................................................................................       $ 6,463,000
                                                                                                          -----------
                                                                                                          -----------

    The accompanying notes are an integral part of the financial statements.

                            LEE PHARMACEUTICALS

                         STATEMENTS OF OPERATIONS

                     FOR THE YEARS ENDED SEPTEMBER 30,

                                                                        1998             1997
                                                                        ----             ----
GROSS REVENUES................................................       $9,059,000       $9,675,000
   Less: Sales returns, discounts and allowances..............         (807,000)        (860,000)
                                                                     ----------       ----------

NET REVENUES..................................................        8,252,000        8,815,000
                                                                     ----------       ----------

COSTS AND EXPENSES:
   Cost of sales..............................................        3,839,000        3,820,000
   Selling and advertising....................................        3,472,000        3,373,000
   General and administrative.................................        1,399,000        1,126,000
                                                                     ----------       ----------

TOTAL COSTS AND EXPENSES......................................        8,710,000        8,319,000
                                                                     ----------       ----------

OPERATING (LOSS) INCOME.......................................         (458,000)         496,000
INTEREST EXPENSE..............................................         (602,000)        (550,000)
GAIN ON SALE OF BUILDINGS AND OTHER...........................           65,000           65,000
OTHER INCOME..................................................            7,000           18,000
                                                                     ----------       ----------

NET (LOSS) INCOME.............................................       $ (988,000)      $   29,000
                                                                     ----------       ----------
                                                                     ----------       ----------
PER  SHARE:
   Net (loss) income..........................................       $     (.24)      $      .01
                                                                     ----------       ----------
                                                                     ----------       ----------

    The accompanying notes are an integral part of the financial statements.

                               LEE PHARMACEUTICALS

                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                        FOR THE YEARS ENDED SEPTEMBER 30,

                                           Common Stock                            Retained
                                           ------------           Additional       Earnings
                                    Number of                       Paid-in      (Accumulated
                                     Shares         Amount          Capital         Deficit)            Total
                                     ------         ------          -------         -------             -----
Balance at September 30, 1996      4,135,162      $  413,000      $ 4,222,000      $(5,775,000)      $(1,140,000)

Net income                                                                              29,000            29,000
                                   ---------      ----------      -----------      -----------       -----------
Balance at September 30, 1997      4,135,162      $  413,000      $ 4,222,000      $(5,746,000)      $(1,111,000)

Net (loss)                                                                            (988,000)         (988,000)
                                   ---------      ----------      -----------      -----------       -----------
Balance at September 30, 1998      4,135,162      $  413,000      $ 4,222,000      $(6,734,000)      $(2,099,000)
                                   ---------      ----------      -----------      -----------       -----------
                                   ---------      ----------      -----------      -----------       -----------


        The accompanying notes are an integral part of the financial statements.

                               LEE PHARMACEUTICALS

                            STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                                                            1998              1997
                                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income.........................................................       $      (988,000)      $        29,000
                                                                                    ---------------       ---------------
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
   Depreciation..............................................................               119,000               113,000
   Amortization of intangibles...............................................               922,000             1,416,000
   (Decrease) in deferred income ............................................               (65,000)              (65,000)
   (Gain) on disposal of property, plant and equipment.......................                (7,000)              (17,000)
Change in operating assets and liabilities:
   Decrease (increase) in accounts receivable................................               409,000              (191,000)
   (Increase) in due from related party......................................              (143,000)              (35,000)
   (Increase) decrease in inventories........................................              (142,000)              318,000
   Decrease (increase) in other current assets...............................               669,000               (22,000)
   Increase (decrease) in notes payable......................................                99,000              (150,000)
   Increase (decrease) in accounts payable...................................                38,000              (624,000)
   Increase in due to related parties........................................                69,000                57,000
   Increase in accrued and environmental cleanup liabilities.................                79,000               266,000
   (Decrease) in accrued royalties...........................................              (535,000)              (69,000)
                                                                                    ---------------       ---------------
   Total adjustments.........................................................             1,512,000               997,000
                                                                                    ---------------       ---------------
     Net cash provided by operating activities...............................               524,000             1,026,000
                                                                                    ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment................................               (94,000)              (77,000)
   Proceeds from sale of equipment...........................................                13,000                17,000
   Acquisition of product brands.............................................               (80,000)             (260,000)
   Increase in long-term deposits............................................               (14,000)                    -
                                                                                    ---------------       ---------------
     Net cash (used in) investing activities.................................              (175,000)             (320,000)
                                                                                    ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Payments on) notes payable to related party..............................                (5,000)                    -
   Net (decrease) in notes payable-other.....................................               (84,000)             (170,000)
   Net (decrease) in long-term royalty agreements............................              (121,000)             (660,000)
   (Decrease) increase in bank overdraft.....................................              (123,000)              137,000
                                                                                    ----------------      ---------------
     Net cash (used) by financing activities.................................              (333,000)             (693,000)
                                                                                    ---------------       ---------------
NET INCREASE IN CASH.........................................................                16,000                13,000
Cash, beginning of year......................................................                26,000                13,000
                                                                                    ---------------       ---------------

Cash, end of year............................................................       $        42,000       $        26,000
                                                                                    ---------------       ---------------
                                                                                    ---------------       ---------------
               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest..................................................................       $       508,000       $       524,000
                                                                                    ---------------       ---------------
                                                                                    ---------------       ---------------
Acquisition of product brands:
   Fair value of assets acquired.............................................       $       270,000       $     1,403,000
   Fair value of liabilities incurred........................................              (190,000)           (1,143,000)
                                                                                    ---------------       ---------------
     Net cash payments.......................................................       $        80,000       $       260,000
                                                                                    ---------------       ---------------
                                                                                    ---------------       ---------------

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

          CONTINUED EXISTENCE

          The financial statements have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $6,734,000. The Company's recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due. Management's plans in regard to these matters are described in Note 15 - "Subsequent Events." The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

          Royalties are amortized ($800,000 for fiscal year 1998) over the maximum period of the royalty agreement. All other intangibles are amortized ($649,000 for fiscal year 1998) over estimated useful lives which range from six (6) to forty (40) years.

          ENVIRONMENTAL EXPENDITURES

          Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. The Company's proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated. A provision of $122,000 has been accrued for in fiscal 1998. In addition, $79,000 has been provided in fiscal 1998 for the Monterey Site. Management believes that the total amount provided at September 30, 1998 for remedial cost studies is adequate based on current information available. See Note 10 - "Assessment for environmental cleanup."

          MAJOR CUSTOMER

          The Company had one major customer with sales volume approximating 9% and 14% of the Company's net revenues for the years ending September 30, 1998, and 1997, respectively. The amount due from the customer was $180,000 and $542,000 at September 30, 1998, and 1997, respectively, and is included in accounts receivable in these financial statements.

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

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's long-term debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of accounts receivable and accounts payable) also approximates fair value.

          ACCOUNTING FOR STOCK BASED COMPENSATION

          Stock option grants are set at the closing price of the Company's common stock on the day prior to the date of grant. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

          The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.0%; dividend yields of 0% for 1998 and 1997; volatility factors of the expected market price of the Company's common stock of 50% for 1998 and 1997; and expected life of the options of two years. These assumptions resulted in weighted average fair values of $0.08 and $0.09 per share for stock options outstanding in 1998 and 1997 respectively.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option vesting periods. The pro forma effect on net income for 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows (in thousands except share data) for years ended September 30:

                                                    1998        1997
                                                    ----        -----
               Pro forma net income (loss)        $(1,015)      $2
               Pro forma (loss) per share         $ (0.25)      $0.00

          Information regarding stock options outstanding as of September 30, 1998 is included in Note 11 "Stock Options."

NOTE 2 -  NET INCOME (LOSS) PER SHARE

          Net loss per share for fiscal 1998 and net profit per share for fiscal 1997 are based on 4,135,162 common shares outstanding. Common stock equivalents (common stock options) were not considered in the net loss per share calculation since the effect is anti-dilutive. For fiscal 1997 common stock equivalents were not considered in the calculation of earnings per share calculation since the effect is immaterial.

NOTE 3 -  INVENTORIES

          Inventories consist of the following at September 30, 1998:

               Raw materials.............................      $2,070,000
               Work-in-process...........................         272,000
               Finished goods............................         275,000
                                                               ----------
                                                                2,617,000
               Allowance for obsolescence................        (495,000)
                                                               ----------
               Total.....................................      $2,122,000
                                                               ----------
                                                               ----------

NOTE 4 -  INTANGIBLE AND OTHER ASSETS

          The Company acquired certain product lines in 1998 (See Note 14) and prior years. Amounts related to these acquisitions were allocated to intangible assets. Included in intangible assets at September 30, 1998, are the following:

                                                                               Amortization
                                                                  Cost         period (years)
                                                              -----------      --------------
               Goodwill..................................     $ 1,583,000         4 - 40
               Covenants not to compete..................       2,840,000         1 - 5
               Trademark.................................         322,000             5
               Royalty agreements........................       2,802,000         4 - 6
               Other.....................................         411,000         2 - 3
                                                              -----------
               Total.....................................       7,958,000
               Less:  accumulated amortization...........      (5,791,000)
                                                              -----------
               Intangibles - net.........................     $ 2,167,000
                                                              -----------
                                                              -----------

NOTE 5 -  NOTES PAYABLE - CURRENT

          A.  Note payable to bank (accounts receivable financing), secured by accounts receivable, equipment, inventories, and certain other assets, maximum revolving advance is $1,100,000 (based on
              domestic accounts receivable as defined in the agreement), requires minimum monthly interest of $3,000, interest rate is 5% above prime rate.  The agreement, as renewed, is for a term of two years from May 1998 and is renewable for successive one year periods
              thereafter.                                                             $514,000

          B.  Note payable to bank, secured by inventory, maximum amount of term loan is $400,000, requires monthly payments of $11,110,
              interest rate is 6% above prime rate, maturing May 2000.                 250,000

          C.  Note payable to bank, maximum amount of term loan is $440,000, secured by the Company's machinery and equipment, requires monthly payments of $11,800 including interest at the bank's
              prime rate plus 6%, maturing May 2000.                                    51,000
                                                                                      --------
                                                                                      $815,000
                                                                                      --------
                                                                                      --------

NOTE 6 -  RELATED PARTY TRANSACTIONS

          In 1991 the Company sold and leased back two of its operating facilities in a transaction with its former Chairman. An initial gain was recognized and a deferred gain was recorded which is to be amortized over the term of the two leases which expire November 2000. The amount of deferred gain realized during 1998 and 1997 was $65,000.

          The amounts of rents paid to related parties were $133,000 and $133,000 for September 30, 1998, and 1997, respectively.

          During the fiscal year ending September 30, 1998, the total interest expensed to related parties (Note 7) was $276,000 out of which $182,000 was paid and $472,000 was accrued as of September 30, 1998.

          During the fiscal year ending September 30, 1997, the total interest expensed to related parties (Note 7) was $275,000 out of which $188,000 was paid and $405,000 was accrued as of September 30, 1997.

NOTE 7 -  NOTES PAYABLE - RELATED PARTIES

          A.  Notes payable to related parties, unsecured, bearing interest at bank's
              prime rate (8.5% at September 30, 1998), maturing January 2005.             $     85,000

          B.  Note payable to officer, unsecured, bearing interest at bank's prime rate (8.5% at September 30, 1998), principal is maturing and accrued
              interest is payable in January 2005.                                             193,000

          C.  Note payable to officer, unsecured, bearing interest at bank's prime rate (8.5% at September 30, 1998), principal is maturing and accrued
              interest is payable in January 2005.                                             150,000

          D.  Note payable to officer, unsecured, bearing interest at bank's prime rate (8.5% at September 30, 1998), principal is maturing and accrued
              interest is payable in January 2005.                                             371,000

          E.  Notes payable to related party, secured by product brand, bearing interest at bank's prime rate (8.5% at September 30, 1998), principal
              is maturing and accrued interest is payable in January 2005.                     400,000

          F.  Note payable to related party, secured by assets of the Company
              (secondary position) bearing interest at bank's prime rate (8.5% at
              September 30, 1998), and principal payable based on a twelve (12) year
              fully amortized schedule commencing March 15, 1997.                            1,440,000

          G.  Notes payable to officer, secured by product brand, bearing interest at bank's prime rate (8.5% at September 30, 1998), principal is maturing
              and accrued interest is payable in January 2005.                                 250,000

          H.  Note payable to officer, secured by product brand, bearing interest at bank's prime rate (8.5% at September 30, 1998), principal is maturing
              and accrued interest is payable in January 2005.                                 100,000

          I.  Note payable to officer, unsecured, bearing interest at bank's prime rate
              (8.5% at September 30, 1998), principal is maturing and accrued interest is
              payable in July 1998.                                                             65,000

          J.  Note payable to officer, unsecured, bearing interest at bank's prime rate
              (8.5% at September 30, 1998), principal is maturing and accrued interest is
              payable in January 2005.                                                         250,000


          K.  Note payable to officer, unsecured, bearing interest at bank's prime
              rate (8.5% at September 30, 1998), maturing January 2005.                             10,000
                                                                                                ----------
                                                                                                 3,314,000
              Less current portion ($255,000 in arrears)                                          (375,000)
                                                                                                ----------
                                                                                                $2,939,000
                                                                                                ----------
                                                                                                ----------

NOTE 8 -  NOTES PAYABLE, OTHER - NONCURRENT


          A.  Note payable to seller on acquisition of product brand payable in equal monthly installments of $3,000 principal and interest until September
              16, 1999. The balance of unpaid principal and accrued interest is payable on October 16, 1999. The interest rate is the highest prime rate during
              any payment period. The interest rate at September 30, 1998, was 8.5%.            $   43,000

          B.  Note payable to seller on acquisition of product brands (28) payable in equal monthly installments of $19,751, plus interest, until October 1,
              2000, with any unpaid balance payable November 1, 2000. The interest rate is the highest prime rate during the previous month. The interest
              rate at September 30, 1998, was 8.5%.                                                474,000

          C.  Notes payable to bank, secured by a deed on land and building, requires monthly payments of $4,200, including interest at the bank's reference rate plus 4%, maturing March 2001.  The note is guaranteed by the President
              and former Chairman.                                                                 241,000

          D.  Note payable to seller on acquisition of product brand payable in equal monthly installments of $5,300 plus interest until August 25, 2001, with
              any unpaid balance payable September 25, 2001.                                       190,000

          E.  Note payable secured by product brands, bearing interest at 20%, interest payable monthly, maturity January 1, 2000. The previous notes were canceled, consolidated and converted into one new note. The terms of the new note require monthly principal payments of $20,000 to be made
              commencing January 1, 1999.                                                          600,000

          F.  Note payable secured by product brand bearing interest at 20%.  The note,
              as renewed, matures July 1999.                                                        50,000
                                                                                                ----------
                                                                                                 1,598,000
              Less current portion                                                                (582,000)
                                                                                                ----------
                                                                                                $1,016,000
                                                                                                ----------
                                                                                                ----------

NOTE 9 -  LONG-TERM DEBT MATURITIES

          At September 30, 1998, the Company was committed to the following minimum principal payments.

                YEAR ENDING            RELATED
               SEPTEMBER 30,           PARTIES             OTHERS
               -------------         ----------          ----------
                   1999              $  375,000          $  582,000
                   2000                 120,000             580,000
                   2001                 120,000             267,000
                   2002                 120,000              24,000
                   2003                 120,000              24,000
                Thereafter            2,459,000             121,000
                                     ----------          ----------
                   Total             $3,314,000          $1,598,000
                                     ----------          ----------
                                     ----------          ----------

NOTE 10 - COMMITMENTS AND CONTINGENCIES

          LEASE COMMITMENTS

          At September 30, 1998, the Company was committed to its Chairman and to others under noncancelable operating leases for land and buildings requiring minimum annual rentals as follows:

                YEAR ENDING
               SEPTEMBER 30,         OTHERS          CHAIRMAN
               -------------        --------         ---------

                  1999              $391,000          $134,000
                  2000               391,000           134,000
                  2001                65,000           134,000
                  2002                     -           134,000
                  2003                     -           134,000
               Thereafter                  -           290,000
                                    --------          --------
                 Total              $847,000          $960,000
                                    --------          --------
                                    --------          --------

          Generally, the leases provide that maintenance, insurance and a portion of property taxes are to be paid by the Company. The Company also has a right of first refusal to acquire most of the buildings which it leases. The Company's rental expense for the years ended September 30, 1998, and 1997, was $521,000 and $521,000, respectively.

          Some of the above leases are subleased to other companies. Two of the three subleases are long term with annual rental revenues as follows:

                             YEAR ENDING          SUBLEASE
                            SEPTEMBER 30,         REVENUES
                            ------------          ---------
                                1999              $ 97,600
                                2000                97,600
                                2001                16,300
                                2002                     -
                                                  --------

                                Total             $211,500
                                                  --------
                                                  --------

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

          The Company and nearby property owners, in consort with their comprehensive general liability (CGL) carriers, have engaged a consultant to perform a site investigation with respect to soil and shallow groundwater contamination over the entire city block. The CGL carriers provided $290,000 in funding which paid for the $220,000 study, $20,000 in legal fees for project oversight, and a $50,000 balance in the operating fund. Earlier the Company had accrued $87,500 as its proportionate share of the earlier quote of $175,000. Since that time, the overall scope of the project was increased to $205,000 plus $15,000 for waste water disposal, bringing the total to the above listed $220,000. The $87,500 accrual was not spent on this project (as the entire cost was borne by the CGL carriers), but remains on the books as an accrual against the cost of remediation of the same site that was included in the study.

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

          The Company and other property owners engaged Geomatrix Consultants, Inc., to do a survey of vadose soil and shallow groundwater in the "hot spots" detected in the previous studies. Geomatrix issued a report dated December 1, 1997 (the "Report"), on the impact of volatile organic compounds on the soil and groundwater at the Lidcombe and Santa Anita Avenue site located in South El Monte, California (which includes the Company's facilities). The Report indicated generally low concentrations of tetrachloroethene, trichloaethene and trichloroethane in the groundwater of the upgradient neighbor. The Report was submitted to the RWQCB for its comments and response. A meeting with the parties and RWQCB was held on February 10, 1998. The RWQCB had advised companies that vadose soil contamination is minimal and requires no further action. However, there is an area of shallow groundwater which has a higher than desired level of chlorinated solvents, and the RWQCB requested a proposed work plan be submitted by Geomatrix. Geomatrix has submitted a "Focused Feasibility Study" which concludes that there are five possible methods for cleanup. The most expensive are for a pump and sewer remediation which would cost between $1,406,000 and $1,687,000. The Company is actively exploring the less expensive alternative remediation methods, of which the two proposed alternatives range in cost between $985,000 and $1,284,000. Accordingly, the Company has taken the average of the two amounts ($985,000 and $1,284,000) as the total amount of estimated cost. Since there are four economic entities involved, the Company's best estimate at this time, in their judgment, would be that their forecasted share would be 25% or $284,000 less the liability already recognized on the books of $162,000 thereby requiring an additional $122,000 liability. Accordingly, the Company recorded an additional accrual of $122,000 in the third quarter of fiscal 1998. The $122,000 accrual is in addition to the $79,000 accrual for the Monterey Site as will be explained in the following paragraph. The $79,000 accrual, in the third quarter of fiscal 1998, related to the Monterey Site is not included in the $284,000 figure above. No assurances can be given that any of the alternative remediation methods will be feasible or that the actual cost to the Company of the remediation will not exceed the amount of the Company's current accruals of $284,000 (which includes the $122,000 charge to income in the third quarter of fiscal 1998).

          Without any prior correspondence or inkling of the Company's potential liability, the EPA has recently informed the Company that the Company may have potential liability for the ongoing remediation of Operating Industries, Inc. (as they have gone out of business) Landfill Superfund Site in Monterey Park, California (the "Monterey Site"). The Monterey Site is a 190 acre landfill that operated from 1948 to 1984, in which the Company disposed of non toxic pH balanced waste water on six occasions between 1974 and 1978. Over 4,000 companies have been identified as having contributed waste to the Monterey Site. The EPA has offered to settle the Company's potential liability with respect to the Monterey Site for a cost to the Company of $79,233. The Company accrued a $79,000 charge in the third quarter of fiscal 1998 with respect to this possible liability. The Company has elected to file for relief from these obligations under the financial hardship option in the EPA's response form.

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

          The following table sets forth the number of shares under option and the related option prices at September 30, 1997, and 1998:

                                                                                      OPTION PRICE RANGE
                                                                         NUMBER            PER SHARE
                                                                        -------      -------------------
          Outstanding at September 30, 1996 and 1997..............      205,500        $0.50 -- $1.3125
              Canceled............................................            0
                                                                        -------
          Outstanding at September 30, 1998.......................      205,500        $0.50 -- $1.3125
                                                                        -------
                                                                        -------

          At September 30, 1998, 167,700 shares are eligible to be exercised. No additional options can be granted under this plan.

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

          At September 30, 1998, options to purchase 16,600 shares were outstanding and 14,900 shares are eligible to be exercised at an average price of $1.13 per share. No additional options can be granted under this plan.

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

          The following table sets forth the number of shares under option and the related option price at September 30, 1998:

                                                                                      OPTION PRICE RANGE
                                                                         NUMBER            PER SHARE
                                                                        -------      -------------------
          Outstanding at September 30, 1997.......................      768,000        $.16-- $.176
              Granted.............................................      212,000        $.22
                                                                        -------

          Outstanding at September 30, 1998.......................      980,000        $.16-- $.22
                                                                        -------
                                                                        -------

          As of September 30, 1998, options to purchase 980,000 shares were outstanding and 256,000 shares are eligible to be exercised at an average price of $.17 per share under the 1997 Employee Incentive Stock Option Plan. No additional options can be granted under this plan.

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

          The following table sets forth the number of shares under option and the related option price at September 30, 1998:

                                                                                      OPTION PRICE RANGE
                                                                         NUMBER            PER SHARE
                                                                        -------      -------------------
          Outstanding at September 30, 1997.......................      150,000          $.16
              Granted.............................................            0
                                                                        -------
          Outstanding at September 30, 1998.......................      150,000          $.16
                                                                        -------
                                                                        -------

          At September 30, 1998, 50,000 shares are eligible to be exercised under the 1997 Stock Option Plan. There are no shares available for future grant under the plan as of September 30, 1998.

NOTE 12 - INCOME TAXES

          As of September 30, 1998, the Company had net operating loss (NOL) carryforwards of approximately $9,604,000 for Federal and $3,930,000 for California which for tax purposes can be used to offset future Federal and California income taxes. The differences in the state carryforwards relate primarily to the treatment of loss carryforwards and depreciation of property, plant and equipment. The carryforwards expire from 2007 through 2013. The Company has provided an allowance for the entire amount of the deferred asset applicable to the NOL.

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

          In November 1996 the Company received its final determination letter from the Internal Revenue Service. During fiscal 1997 all participants account balances have been distributed by the Company except for a few former participants account balances of less than $100 in the aggregate.

NOTE 14 - ACQUISITIONS

          On October 16, 1996, the Company purchased certain assets of the Vince-Registered Trademark- mouthwash rinse and Perma-Grip-Registered Trademark-denture adhesive line from Lactona Corporation for $175,000. The Company remitted $75,000 at closing and is required to make monthly payments of $3,000, including interest at prime, commencing November 16, 1996, and ending September 16, 1999. Lastly, one final payment of any remaining principal and accrued interest is payable on October 16, 1999.

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

          On February 17, 1998, the Company purchased certain assets of the Painalay-Registered Trademark- throat spray line from Medtech Laboratories, Inc. for $70,000. The Company is required to make five payments of $14,000 each plus interest at 10% starting 61 days after the close. In addition, the Company purchased for cash inventory valued at $27,764.

          On September 28, 1998, the Company purchased certain assets of the Evac-U-Gen-Registered Trademark- brand of laxatives from Walker, Corp. & Co., Inc. for $234,000. The Company remitted $100,000 at closing and is required to make monthly payments of $5,300, plus interest, beginning November 25, 1998 and ending September 25, 2001. This note is personally guaranteed by the Company's Chairman. The interest rate is equal to the highest prime rate during any one period. In addition, the Company purchased certain inventories from Walker, Corp. & Co., Inc. for $54,500 at closing.

NOTE 15 - SUBSEQUENT EVENTS (UNAUDITED)

          The Company has completed its financial obligation regarding an annual minimum royalty commitment of $500,000. In addition, the Company has borrowed funds to acquire other product lines which management believes will be profitable contributors to the Company's overall financial situation. The amount of borrowed funds is in the form of a promissory note. The $500,000 promissory note requires monthly payments of $14,000 each plus interest at 15%, commencing January 1, 1999 and continuing until November 1, 2001, plus one payment of all remaining principal, plus interest, on December 1, 2001. This note is personally guaranteed by the Company's Chairman. Management believes that from actions such as the aforementioned, it will be able to meet its obligations as they become due. However, there can be no assurance that this will occur.

NOTE 16 - FOURTH QUARTER RESULTS (UNAUDITED)

          The Company's unaudited operating loss for the fourth quarter, ended September 30, 1998, was $129,000. The Company's average loss over the prior three quarters, during fiscal 1998, was approximately $287,000. The fourth quarter loss of $129,000 was comparatively lower due to the cost cutting measures the Company adopted in June 1998 by laying off several permanent and/or temporary employees.

          On October 1, 1998, the Company purchased certain assets from Roberts Pharmaceutical Corporation for $685,000. The Company remitted $600,000 at closing and is required to make monthly payments of $3,538 plus interest at a rate equal to the highest prime rate (published in the Wall Street Journal) during the preceding month commencing January 1, 1999 and ending on November 1, 2000, and a final payment of all remaining principal due on December 1, 2000. In addition, the Company purchased certain inventories valued at approximately $184,000 at closing.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

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

                                                       A DIRECTOR
                                 POSITIONS HELD        OR OFFICER      PRINCIPAL OCCUPATION
NAME                    AGE      WITH COMPANY          SINCE           DURING THE PAST FIVE YEARS (1)
----                    ---      ------------          -----           ------------------------------
Dr. Henry L. Lee         72     Director               1971       Chairman of the Board of Lee Pharmaceuticals
                                                                  through April 1995 when he retired, available
                                                                  as a consultant, currently a Director of the
                                                                  Company

Ronald G. Lee            46     President, Chairman    1977       President and since April 1995, Chairman of
                                and Director                      the Board of the Company

Michael L. Agresti       56     Vice President -       1977       Vice President - Finance, Treasurer and
                                Finance, Treasurer                Secretary of the Company
                                and Secretary

William M. Caldwell IV   51     Director               1987       President of Union Jack Group, a merchant
                                                                  banking firm

(1) None of the companies named, other than the Company, is a parent, subsidiary or other affiliate of the Company.

FAMILY RELATIONSHIPS

     Ronald G. Lee is the son of Dr. Henry L. Lee.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information with respect to remuneration paid by the Company to the executive officers of the Company with total annual salary and bonus of at least $100,000 for services in all capacities while acting as officers and directors of the Company during the fiscal years ended September 30, 1998, 1997, and 1996.

                                                SUMMARY COMPENSATION TABLE

                                                                             LONG TERM
                                                                           COMPENSATION
                                            ANNUAL COMPENSATION               AWARDS
                                      -------------------------------       -----------
Name and                                                Other Annual                              All Other
Principal Position         Year       Salary ($)      Compensation ($)      Options (#)        Compensation ($)
------------------         ----       ---------       ---------------       -----------        ----------------
Ronald G. Lee              1998        222,574           3,471 (1)          212,000 (2)              --
   President, Chairman     1997        220,616           5,617 (1)          568,000 (2)              --
   (since April 26, 1995)  1996        179,624           2,382 (1)             --                    --
   & Director

(1) Includes reimbursement of medical and dental expenses not covered by the Company's insurance plan of $3,471, $5,617, and $2,382, respectively, in 1998, 1997, and 1996.

(2) The Company granted 212,000 stock options on January 28, 1998 which had an option price of $.22 at the date of grant and 568,000 stock options on March 12, 1997, which had an option price of $.176 at the date of grant.

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



                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                          Number of Unexercised Options
                             at Fiscal Year End (#)
                          -----------------------------
Name                        Exercisable/Unexercisable
                          -----------------------------
Ronald G. Lee                     297,666/617,334

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

     In November 1996 the Company received its final determination letter from the Internal Revenue Service. During fiscal 1998 all participants account balances have been distributed by the Company except for a few former participants account balances of less than $100 in the aggregate.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the persons who, as of November 30, 1998, were known to the Company to be beneficial owner of more than five percent of the Company's Common Stock:

                             NAME AND ADDRESS                  AMOUNT AND NATURE            PERCENTAGE
TITLE OF CLASS               OF BENEFICIAL OWNER            OF BENEFICIAL OWNERSHIP          OF CLASS
--------------               -------------------            -----------------------         ----------
Common Stock                 Ronald G. Lee                      1,152,783 shares                26%
                             1444 Santa Anita Avenue
                             South El Monte, CA 91733

Common Stock                 Dr. Henry L. Lee                     197,334 shares (1)             5%
                             1444 Santa Anita Avenue
                             South El Monte, CA 91733

(1) Includes 28,000 shares of the Company's common stock which Dr. Lee holds as trustee for the benefit of certain family members. He has the right to vote such shares but otherwise disclaims beneficial ownership.

     The following table sets forth the ownership of the Company's Common Stock by its directors and its named executive officers and all executive officers and directors as a group.

                                  NAME OF                      AMOUNT AND NATURE           PERCENTAGE
TITLE OF CLASS               BENEFICIAL OWNER               OF BENEFICIAL OWNERSHIP         OF CLASS
--------------               ----------------               -----------------------         --------
Common Stock                 Ronald G. Lee                      1,152,783 (1)                 26%
Common Stock                 Dr. Henry L. Lee                     197,334 (2)                  5%
Common Stock                 All officers and directors
                              as a group (4 persons)            1,530,586 (1) (2)             33%

(1) Includes shares subject to options exercisable at or within 60 days after December 31, 1998.

(2) Includes 28,000 shares of the Company's common stock which Dr. Lee holds as trustee for the benefit of certain family members. He has the right to vote such shares but otherwise disclaims beneficial ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information regarding borrowings from and sale and leaseback transactions between the Company and it's Chairman of the Board which is contained in Item 6 and Note 6 of Notes to Financial Statements is incorporated herein by this reference.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits have been or are being filed herewith, and are numbered in accordance with Item 601 of Regulation S-B:

     The following exhibit is filed herewith:

          27     -  Financial data schedule

     The following exhibits have previously been filed by the Company:

          3.1    -  Articles of Incorporation, as amended (1)

          3.4    -  By-laws, as amended December 20, 1977 (2)

          3.5    -  Amendment of By-laws effective March 14, 1978 (2)

          3.6    -  Amendment to By-laws effective November 1, 1980 (3)

         10.1    -  Qualified Stock Option Plan including forms of grant (4)

         10.2    -  1985 Employee Incentive Stock Option Plan (5)

         10.3    -  Description of bonus agreements between the Registrant and its officers (2)

         10.4    -  Lease dated December 1, 1990, for the premises located at
                    1470 Santa Anita Avenue, South El Monte, California (6)

         10.5    -  Lease dated April 16, 1990, for the premises located at
                    1425 and 1427 Lidcombe Avenue, South El Monte, California
                    (6)

         10.6    -  Lease dated April 16, 1990, for the premises located at
                    1434 Santa Anita Avenue, South El Monte, California (6)

         10.7    -  Lease dated April 16, 1990, for the premises located at
                    1460 Santa Anita Avenue, South El Monte, California (6)

         10.8    -  Lease dated April 16, 1990, for the premises located at
                    1457 Lidcombe, South El Monte, California (6)

         10.9    -  Lease dated April 16, 1990, for the premises located at
                    1500 Santa Anita Avenue, South El Monte, California (6)

         10.10   -  Lease dated April 16, 1990, for the premises located at
                    1516 Santa Anita Avenue, South El Monte, California (6)

         10.11   -  Lease dated March 1, 1991, for the premises located at
                    1444 Santa Anita Avenue, South El Monte, California (6)

         10.12   -  Lease dated March 1, 1991, for the premises located at
                    1445 Lidcombe Avenue, South El Monte, California (7)

         10.13   -  Promissory notes which were amended in September 1992
                    evidencing advances by the Registrant's officers and directors (8)

         10.14   -  Promissory notes which were amended in September 1994
                    evidencing advances by the Registrant's officers and directors (9)

         10.15   -  Promissory notes evidencing advances made to the
                    Registrant's officers and directors (9)

         10.16   -  Promissory notes evidencing advances made to the
                    Registrant (9)

         10.17   -  Promissory notes which were amended in January 1995
                    evidencing advances by the Registrant's officers and directors (10)

         10.18   -  Promissory notes evidencing advances made by the
                    Registrant's officers and directors (10)

         10.19   -  Promissory notes which were amended in July 1995
                    evidencing advances made to the Registrant (10)

         10.20   -  Royalty agreement dated August 31, 1994, between Lee
                    Pharmaceuticals and The Fleetwood Company, regarding a brand acquisition (10)

         10.21   -  Royalty agreement dated October 4, 1988, between Lee
                    Pharmaceuticals and Roberts Proprietaries, Inc. regarding a brand acquisition (10)

         10.22   -  Note payable to bank dated April 26, 1996, between Lee
                    Pharmaceuticals and San Gabriel Valley Bank, secured by the deed on land and building (11)

         10.23   -  Loan and security agreement dated May 21, 1996, between
                    Lee Pharmaceuticals and Preferred Business Credit, Inc. regarding a revolving credit facility financing (11)

         10.24   -  Secured promissory note dated September 17, 1996, between
                    Lee Pharmaceuticals and Preferred Business Credit, Inc. (12)

         10.25   -  Promissory notes evidencing advances made by the
                    Registrant (12)

         10.26   -  Promissory notes which were amended in July 1996
                    evidencing advances made to the Registrant (12)

         10.27   -  Sublease dated November 22, 1995, for the premises located at 1460 Santa Anita Avenue, South El Monte, California (12)

         10.28   -  Sublease dated June 11, 1996, for the premises located at
                    1470 Santa Anita Avenue, South El Monte, California (12)

         10.29   -  Lease dated December 1, 1995, for the premises located at
                    1444 Santa Anita Avenue, South El Monte, California (12)

         10.30   -  Lease dated December 1, 1995, for the premises located at
                    1445 Lidcombe Avenue, South El Monte, California (12)

         10.31   -  1997 Employee Incentive Stock Option Plan (13)

         10.32   -  1997 Stock Option Plan (13)

         10.33   -  Promissory note which was amended in October 1997
                    evidencing advances made to the Registrant (14)

         10.34   -  Promissory notes which were amended (modified) in December
                    1997 evidencing advances made to the Registrant (14)

         10.35   -  Modification of loan and security agreement dated
                    September 10, 1997, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (14)

         10.36   -  Promissory note which was amended in February 1997
                    evidencing advances made to the Registrant (14)

         10.37   -  Secured promissory note dated October 21, 1996, between
                    Lee Pharmaceuticals and Roberts Laboratories, Inc. (14)

         10.38   -  Promissory note evidencing advance made to the Registrant
                    (15)

         10.39   -  Promissory note evidencing advance made to the Registrant
                    (15)

         10.40   -  Modification of loan and security agreement dated May 21,
                    1996, between Lee Pharmaceuticals and Preferred Business Credit, Inc. regarding a revolving credit facility financing
                    (16)

         10.41   -  Modification of secured promissory note dated August 29,
                    1997, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (16)

         10.42   -  Secured promissory note dated May 15, 1998, between Lee
                    Pharmaceuticals and Preferred Business Credit, Inc. (16)

         10.43   -  Continuing guaranty dated May 15, 1998, between Lee
                    Pharmaceuticals and Preferred Business Credit, Inc. (16)


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

     (14) Filed as exhibits 10.33, 10.34, 10.35, 10.36, and 10.37 with the
          Company's Form 10-KSB Annual Report for the fiscal year ended September 30, 1997, filed with the Securities and Exchange Commission in December 1997 and incorporated herein by reference.

     (15) Filed as Exhibits 10.33 and 10.34 with the Company's Form 10-QSB Quarterly Report for the three months ended December 31, 1997, filed with the Securities and Exchange Commission in February 1998 and incorporated herein by reference.

     (16) Filed as Exhibits 10.35, 10.36, 10.37, and 10.38 with the Company's Form 10-QSB Quarterly Report for the nine months ended June 30, 1998, filed with the Securities and Exchange Commission in August 1998 and incorporated herein by reference.

(b)  Reports on Form 8-K:
     None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LEE PHARMACEUTICALS


Date:    DECEMBER 23, 1998                 RONALD G. LEE
     --------------------------            -----------------------------------
                                           Ronald G. Lee
                                           Chairman of the Board and President



     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     DECEMBER 23, 1998                RONALD G. LEE
     --------------------------            -----------------------------------
                                           Ronald G. Lee
                                           Chairman of the Board & President
                                           (Principal  Executive,  Financial
                                           and  Accounting  Officer) and
                                           Director

Date:     DECEMBER 23, 1998                HENRY L. LEE, JR.
     --------------------------            -----------------------------------
                                           Henry L. Lee, Jr.
                                           Director

Date:     DECEMBER 23, 1998                WILLIAM M. CALDWELL IV
     --------------------------            -----------------------------------
                                           William M. Caldwell IV
                                           Director