Form 10QSB
period 1998-12-31
LEE PHARMACEUTICALS
filed 1999-02-12
CIK 58411

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 1998
                               ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from             to
                               -----------    ----------








Commission file number            1-7335
                       ---------------------------------------------------------

                               LEE PHARMACEUTICALS
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           CALIFORNIA                                     95-2680312
----------------------------------           -----------------------------------
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

         As of December 31, 1998, there were outstanding 4,135,162 shares of common stock of the registrant.

         Transitional Small Business Disclosure Format (check one):
Yes       No  X
   ----     ----

                               LEE PHARMACEUTICALS
                                  BALANCE SHEET
                                DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                        ASSETS
Cash                                                                                           $          23

Accounts and notes receivable (net of allowances: $201)                                                  678
Due from related party                                                                                   269
Inventories:
     Raw materials                                                         $       1,605
     Work in process                                                                 235
     Finished goods                                                                  463
                                                                           -------------
     Total inventories                                                                                 2,303

Other current assets                                                                                     600
                                                                                               -------------
     Total current assets                                                                              3,873

Property, plant and equipment (less
     accumulated depreciation and
     amortization: $6,207)                                                                               472

Goodwill and other assets, (net of
     accumulated amortization: $6,000)                                                                 2,973
                                                                                               -------------

        TOTAL                                                                                  $       7,318
                                                                                               -------------
                                                                                               -------------



                       See notes to financial statements.

                               LEE PHARMACEUTICALS
                                  BALANCE SHEET
                                DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




         LIABILITIES

Bank overdraft                                                                               $            35
Note payable to bank                                                                                   1,312
Notes payable, other                                                                                     857
Current portion - royalty agreements                                                                      95
Current portion - note payable related party                                                             405
Accounts payable                                                                                       1,243
Other accrued liabilities                                                                                364
Environmental cleanup liability                                                                          288
Due to related parties                                                                                   532
Deferred income                                                                                           65
                                                                                             ---------------

         Total current liabilities                                                                     5,196
                                                                                             ---------------
Long-term notes payable to related parties                                                             2,909
                                                                                             ---------------

Long-term notes payable, other                                                                         1,178
                                                                                             ---------------
Long-term notes payable to bank                                                                          215
                                                                                             ---------------
Environmental cleanup liability - Casmalia Site                                                          374
                                                                                             ---------------

Deferred income                                                                                           60
                                                                                             ---------------
         COMMITMENTS AND CONTINGENCIES


         STOCKHOLDERS' DEFICIENCY

Common stock, $.10 par value; authorized, 7,500,00 shares;
   issued and outstanding, 4,135,162 shares                                                              413

Additional paid-in capital                                                                             4,222

Accumulated deficit                                                                                   (7,249)
                                                                                             ---------------
         Total stockholders' deficiency                                                               (2,614)
                                                                                             ---------------
                  TOTAL                                                                      $         7,318
                                                                                             ---------------
                                                                                             ---------------



                       See notes to financial statements.

                               LEE PHARMACEUTICALS

                            STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                       For the Three Months
                                                                                        Ended December 31,
                                                                                      1998              1997
                                                                                  -------------    -------------
                                                                                   (unaudited)       (unaudited)

Gross revenues                                                                    $      2,133     $      2,636
Less:    Sales returns                                                                    (127)            (160)
         Cash discounts and others                                                         (16)             (23)
                                                                                  -------------     ------------
Net revenues                                                                             1,990            2,453
                                                                                  -------------     ------------
Costs and expenses:

       Cost of sales                                                                       936            1,023
       Selling and advertising expense                                                     719              930
       General and administrative expense                                                  303              362
       Interest expense                                                                    188              147
                                                                                  -------------     ------------
Total costs and expenses                                                                 2,146            2,462
                                                                                  -------------     ------------
(Loss) from operations                                                                    (156)              (9)

Other income                                                                                15               18
                                                                                  -------------     ------------
Net (loss) income before extraordinary item                                               (141)               9

Extraordinary loss related to Casmalia Disposal Site cleanup                              (374)
                                                                                  -------------     ------------
Net (loss) income                                                                  $      (515)    $          9
                                                                                  -------------     ------------
                                                                                  -------------     ------------
Per share:

       Net (loss) income per share before extraordinary loss                       $      (.03)   $         .00
          Extraordinary loss                                                              (.09)
                                                                                  -------------     ------------
       Net (loss) income                                                           $      (.12)    $        .00
                                                                                  -------------     ------------
                                                                                  -------------     ------------



                       See notes to financial statements.

                               LEE PHARMACEUTICALS
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                      For the Three Months
                                                                                       Ended December 31,
                                                                                      1998              1997
                                                                                ----------------  ---------------
                                                                                  (unaudited)        (unaudited)
Cash flows from operating activities:
   Net (loss) income..........................................................    $        (515)   $           9
     Loss from extraordinary item.............................................              374                -
                                                                                  -------------    -------------
   Net (loss) income before extraordinary item................................             (141)               9
                                                                                  -------------    -------------
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
   Depreciation...............................................................               33               28
   Amortization of intangibles................................................              209              237
   (Decrease) in deferred income..............................................              (16)             (16)
   (Gain) on disposal of property, plant, and equipment.......................                -               (2)
Change in operating assets and liabilities:
   Decrease in accounts receivable............................................              216              401
   (Increase) in due from related party.......................................              (18)             (70)
   (Increase) in inventories .................................................             (181)            (170)
   Increase (decrease) in other current assets................................              (97)             169
   Increase in accounts payable...............................................              185              140
   Increase in accounts payable related party.................................               58               52
   Increase (decrease) in notes payable, other................................              740             (196)
   (Decrease) increase in other accrued liabilities...........................              (34)             168
   (Decrease) in accrued royalties............................................             (295)            (583)
                                                                                  -------------    -------------
   Total adjustments..........................................................              800              158
                                                                                  -------------    -------------
     Net cash provided by operating activities................................              659              167
                                                                                  -------------    -------------
Cash flows from investing activities:
   Additions to property, plant, and equipment................................              (21)              (2)
   Proceeds from sale of equipment............................................                -                2
   Acquisition of product brands..............................................             (930)               -
                                                                                  -------------    -------------
     Net cash (used in) investing activities..................................             (951)               -
                                                                                  -------------    -------------
Cash flows from financing activities:
   (Payments on) bank loans...................................................               (2)             (71)
   (Payments on) notes payable to related party...............................                -              (33)
   Proceeds from notes payable, other.........................................              326              100
   (Decrease) in long-term royalty agreements.................................                -              (40)
   (Decrease) in bank overdraft...............................................              (51)            (122)
                                                                                  -------------    -------------
     Net cash provided by (used in) financing activities......................              273             (166)
                                                                                  -------------    -------------
Net (decrease) increase in cash...............................................              (19)               1
Cash, beginning of year.......................................................               42               26
                                                                                  -------------    -------------

Cash, end of period...........................................................    $          23    $          27
                                                                                  -------------    -------------
                                                                                  -------------    -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest...................................................................    $         148    $         125
                                                                                  -------------    -------------
                                                                                  -------------    -------------
Acquisition of product brands:
   Fair value of assets acquired..............................................            1,015                -
   Fair value of liabilities incurred.........................................    $         (85)               -
                                                                                   ------------    -------------
     Net cash payments........................................................    $         930                -
                                                                                  -------------    -------------
                                                                                  -------------    -------------


                       See notes to financial statements.

     NOTES TO FINANCIAL INFORMATION

1.   Basis of presentation:

     The accompanying balance sheet as of December 31, 1998, and the statements of operations and cash flows for the periods ended December 31, 1998, and 1997, have not been audited by independent accountants but reflect all adjustments, consisting of any normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for such periods. The results of operations for the three months ended December 31, 1998, are not necessarily indicative of results to be expected for the year ending September 30, 1999.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

     The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1998.

     The Company is involved in various matters involving environmental cleanup issues. SEE "Item 2. Management's Discussion and Analysis or Plan of Operations" and Note 10 of Notes to Financial Statements included in the Company's Form 10-KSB for the fiscal year ended September 30, 1998. The ultimate outcome of these matters cannot presently be determined. Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. The Company's proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated.

     The Company accrued a $374,000 charge in the first quarter of fiscal 1999 with respect to a possible environmental cleanup liability related to the Casmalia Disposal Site. The Company will be filing for relief from this obligation under the financial hardships option in the EPA's response form "Instructions for Applying for Financial Review," consequently, the $374,000 accrual is presented as a long-term liability.

2.   Net loss per share:

     Net loss per share is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents (common stock options) are not included in these calculations where their effect on net loss per share is anti-dilutive. The weighted average number of shares was 4,135,162 for all periods presented.

3.   Note payable to bank:

     Effective April 26, 1996, the Company renewed its real estate loan with the bank. The note payable to the bank, secured by deed on land and building, requires a monthly payment of $4,200, including interest at the bank's reference rate plus 4%, maturing March 2001. At December 31, 1998, the interest rate was 11.75%. The note is guaranteed by the former Chairman of the Company and the Company's President.

4.   Line of credit:

     Effective May 21, 1998, the Company renewed its accounts receivable financing, maturing May 2000, whereby 75% of the eligible domestic accounts receivable, not to exceed the greater of $1,100,000 or $1,100,000 less amounts advanced on inventory, can be advanced. The agreement may be renewable for successive one year periods thereafter. Also, the agreement requires minimum monthly interest of $3,000 with an interest rate of 5% above Bank of America's prime rate. The new financing agreement includes a $400,000 term loan on inventory which is incorporated in the working capital line of credit above. This term loan requires monthly payments of $11,110 with an interest rate of 6% above Bank of America's prime rate. Additionally, there is a separate $440,000 term loan on the Company's equipment. This financing is secured by a security interest in all of the Company's assets and requires monthly payments of $11,800 including interest at Bank of America's prime rate plus 6%.

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

     On February 17, 1998, the Company purchased certain assets of the PAIN-A-LAY-Registered Trademark- throat spray line from Medtech Laboratories, Inc. for $70,000. The Company is required to make five payments of $14,000 each plus interest at 10% starting 61 days after the close. In addition, the Company purchased for cash inventory valued at $27,764.

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

     On October 1, 1998, the Company purchased certain assets of the Cheracol-Registered Trademark- cough syrup, Comhist-Registered Trademark-decongestant tablets and Entuss-Registered Trademark- expectorant product lines from Roberts Pharmaceutical Corporation for $684,934. The Company remitted $600,000 at closing and is required to make monthly payments of $3,538, plus interest at prime, commencing January 1, 1999, and ending November 1, 2000. In addition, the Company purchased certain inventory for $150,800 for which the Company is required to make monthly payments of $6,283, plus interest at prime, commencing January 1, 1999, and ending November 1, 2000. On December 1, 1998, the Company purchased certain assets of seven over-the-counter products from Numark Laboratories, Inc. for $430,000. The Company remitted the full $430,000 at closing.

ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     MATERIAL CHANGES IN RESULTS OF OPERATIONS
     THREE MONTHS ENDED DECEMBER 31, 1998, AND DECEMBER 31, 1997

     Gross revenues for the three months ended December 31, 1998, were $2,133,000, a decrease of approximately $503,000 or 19% from the comparable three months period ended December 31, 1997. The decrease in gross revenues was the result of declining sales in the depilatory category plus several of the over-the-counter items. Also, the nail extender category experienced a slight reduction ($29,000) in gross revenues. These decreases accounted for over $500,000 in revenues which was partially offset by volume generated from the newly acquired brands such as; EVAC-U-GEN-Registered Trademark-, Cheracol-Registered Trademark-, and PAIN-A-LAY-Registered Trademark- as well as other over-the-counter items.

     Net revenues decreased approximately $463,000 or 19% for the three months ended December 31, 1998, as compared to the three months ended December 31, 1997. The change in net revenues was due to the same explanations discussed above. The Company's sales returns decreased approximately $33,000 or 20% when comparing fiscal years 1999 and 1998. The lower sales returns was primarily the result of a decrease of returns in the nail extender category.

     Cost of sales as a percentage of gross revenues was 44% for the three months ended December 31, 1998, compared to 39% for the comparative three month period ended December 31, 1997. The higher cost of sales percentage was due primarily to off pricing to several retailers. Also, the unfavorable product mix contributed to the higher cost of sales percentage.

     Selling and advertising expenses decreased $211,000 or 23% when comparing the three months ended December 31, 1998, with the three months ended December 31, 1997. The decrease in expenses was mainly due to the following factors; 1) lower commissions ($50,000) due to reduced sales revenues and decreased commission rates, 2) lower freight costs ($13,000), 3) decrease in royalty expense of $141,000, the result of the final minimum royalty due ($125,000 per quarter) on a brand acquisition which ended on September 30, 1998, and 4) reduction in temporary help expense ($19,000). The above decreases were somewhat offset by an increase in amortization expense ($16,000) the result of recent brand acquisitions.

     General and administrative expenses decreased $59,000 or 16% when comparing the three months ended December 31, 1998, with the three months ended December 31, 1997. The decrease in expenses was mainly due to the following factors; 1) lower salaries and wages plus related fringe benefits ($51,000), 2) reduced legal expenses ($11,000) and a decrease in printing material and supplies ($21,000). The above decreases were partially offset by an increase in management information systems (MIS) consulting services ($22,000) related to electronic data interchange (EDI) and Year 2000 readiness.

     Interest expense increased $41,000 or 28% when comparing the three months ended December 31, 1998, with the three months ended December 31, 1997. The increase was due to increased borrowings from the Company's asset based financing lender and additional liability commitments as a result of recent brand acquisitions. This was somewhat offset by a decrease in the prime rate, 7.75% versus 8.5%, at December 31, 1998 and December 31, 1997 respectively.

     LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended December 31, 1998, working capital was a negative $1,323,000 compared with a negative $719,000 as of September 30,1998. The ratio of current assets to current liabilities was .7 to 1 at December 31, 1998, and .8 to 1 at September 30, 1998. The increase in the Company's negative working capital was basically due to a decease in accounts receivable and increases in notes payable to bank.

     The Company has an accumulated deficit of $7,249,000. The Company's past recurring losses and fiscal 1997's nominal profit from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

     The Company was recently notified by the EPA that the Company may have potential liability for waste material it disposed of at the Casmalia Disposal Site ("Site") located on a 252-acre parcel in Santa Barbara County, California. The Site was operational from 1973 to 1989 and over 10,000 separate parties disposed of waste there. The EPA stated that federal, state and local governmental agencies along with the numerous private entities that used the Site for waste disposal will be expected to pay their share as part of this settlement. The U.S. EPA is also pursuing the owner(s)/operator(s) of the Site to pay for Site remediation. The EPA has a settlement offer to the Company with respect to the Site for a cost of $373,950. The Company accrued a $374,000 charge in the first quarter of fiscal 1999 with respect to this possible liability. The Company has elected to file for relief from these obligations under the financial hardships option in the EPA's response form "Instructions for Applying for Financial Review."

     The total amount of environmental investigation and cleanup costs that the Company may incur with respect to the foregoing is not known at this time. However, based upon information available to the Company at this time, the Company has expensed since 1988 a total of $860,000, of which $89,000 were legal fees, exclusive of legal fees expended in connection with the SEC environmental investigation. The actual costs could differ materially from the amounts expensed for environmental investigation and cleanup costs to date.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

The information set forth under Part I, Item 2, "Management's Discussion and Analysis or Plan of Operations - Environmental Matters" is incorporated herein by reference. SEE ALSO "Legal Proceedings" in the Company's Form 10-KSB for the fiscal year ended September 30, 1998.

Item 6.       The following exhibits are filed herewith:

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

                                                 LEE PHARMACEUTICALS
                                                 -------------------
                                                     (Registrant)



Date:  FEBRUARY 9, 1999                                RONALD G. LEE
     -------------------                   ------------------------------------
                                                       Ronald G. Lee
                                           Chairman of the Board, President and
                                          Chief Financial and Accounting Officer