Form 10QSB
period 1999-03-31
LEE PHARMACEUTICALS
filed 1999-05-13
CIK 58411

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1999
                               ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
                               ------------     ---------------



Commission file number                   1-7335
                      -------------------------------------------------------


                            LEE PHARMACEUTICALS
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        California                                       95-2680312
---------------------------------                ------------------------------
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
Yes  X   No
    ---    ---
       As of March 31, 1999 there were outstanding 4,135,162 shares of common stock of the registrant.

         Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---

                               LEE PHARMACEUTICALS
                                  BALANCE SHEET
                                 MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                        ASSETS
Cash                                                                                    $    5

Accounts and notes receivable (net of allowances: $201)                                  1,155

Due from related party                                                                     103

Inventories:
     Raw materials                                                   $ 1,636
     Work in process                                                     247
     Finished goods                                                      364
                                                                     -------
     Total inventories                                                                   2,247

Other current assets                                                                       412
                                                                                        ------
     Total current assets                                                                3,922

Property, plant and equipment (less
     accumulated depreciation and
     amortization: $6,242)                                                                 466

Goodwill and other assets (net of
     accumulated amortization: $6,214)                                                   2,741
                                                                                        ------

        TOTAL                                                                           $7,129
                                                                                        ------
                                                                                        ------

                       See notes to financial statements.

                               LEE PHARMACEUTICALS
                                  BALANCE SHEET
                                 MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
              LIABILITIES

Bank overdraft                                                                          $   32
Note payable to bank                                                                     1,285
Notes payable, other                                                                       856
Current portion - royalty agreements                                                        58
Current portion - note payable related party                                               435
Accounts payable                                                                         1,343
Other accrued liabilities                                                                  518
Environmental cleanup liability                                                            288
Due to related parties                                                                     525
Deferred income                                                                             65
                                                                                        ------
         Total current liabilities                                                       5,405
                                                                                        ------
Long-term notes payable to related parties                                               2,685
                                                                                        ------
Long-term notes payable, other                                                             907
                                                                                        ------
Long-term notes payable to bank                                                            205
                                                                                        ------
Environmental cleanup liability - Casmalia Site                                            374
                                                                                        ------
Deferred income                                                                             44
                                                                                        ------
         COMMITMENTS AND CONTINGENCIES

         STOCKHOLDERS' EQUITY

Common stock, $10 per value; authorized, 7,500,00 shares;
    issued and outstanding, 4,135,162 shares.                                              413

Additional paid-in capital                                                               4,222

Accumulated deficit                                                                     (7,126)
                                                                                        ------
         Total stockholders' equity                                                     (2,491)
                                                                                        ------
           TOTAL                                                                        $7,129
                                                                                        ------
                                                                                        ------

                       See notes to financial statements.

                               LEE PHARMACEUTICALS

                            STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                       ENDED MARCH 31,                    ENDED MARCH 31,

                                                   1999             1998             1999              1998
                                                ----------      -----------       -----------      -----------
                                                (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Gross revenues                                    $ 2,636         $  2,215         $  4,769         $  4,851
Less:    Sales returns                               (133)            (197)            (260)            (357)
         Cash discounts and others                    (21)             (18)             (37)             (41)
                                                  -------         --------         --------         --------
Net revenues                                        2,482            2,000            4,472            4,453
                                                  -------         --------         --------         --------
Costs and expenses:

       Cost of sales                                1,027              857            1,963            1,880
       Selling and advertising expense                820              859            1,539            1,789
       General and administrative expense             344              422              647              784
       Interest expense                               186              153              374              300
                                                  -------         --------         --------         --------
Total costs and expenses                            2,377            2,291            4,523            4,753
                                                  -------         --------         --------         --------
Income (loss) from operations                         105             (291)             (51)            (300)

Other income                                           19               18               34               36
                                                  -------         --------         --------         --------
Net income (loss) before extraordinary
       item                                           124             (273)             (17)            (264)

Extraordinary loss related to Casmalia
       Disposal Site cleanup                            -                -             (374)               -
                                                  -------         --------         --------         --------


Net income (loss)                                 $   124         $   (273)        $   (391)        $   (264)
                                                  -------         --------         --------         --------
                                                  -------         --------         --------         --------

Per share:

       Net income (loss) per share before
          extraordinary loss                      $   .03         $   (.06)        $    .00         $   (.06)

       Extraordinary loss                             .00              .00             (.09)             .00
                                                  -------         --------         --------         --------
       Net income (loss)                          $   .03         $   (.06)        $   (.09)        $   (.06)
                                                  -------         --------         --------         --------
                                                  -------         --------         --------         --------

                       See notes to financial statements.

                               LEE PHARMACEUTICALS
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                     FOR THE SIX MONTHS
                                                                                       ENDED MARCH 31,

                                                                                      1999         1998
                                                                                   ----------   ----------
                                                                                   (UNAUDITED)  (UNAUDITED)
Cash flows from operating activities:
   Net loss...................................................................    $   (391)     $   (264)
     Loss from extraordinary item.............................................         374            --
                                                                                  --------      --------
   Net (loss) before extraordinary item.......................................         (17)         (264)
                                                                                  --------      --------
   Adjustments to reconcile net (loss) to net
    cash used in operating activities:
   Depreciation...............................................................          67            57
   Amortization of intangables................................................         423           477
   (Decrease) in deferred income..............................................         (33)          (33)
   (Gain) on disposal of property, plant, and equipment.......................          (2)           (4)
Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable.................................        (261)          439
   (Increase ) in due from related party......................................         (45)         (105)
   (Increase) in inventories .................................................        (125)         (177)
   Decrease in other current assets...........................................          91           481
   Increase (decrease) in accounts payable....................................         285          (194)
   Increase in accounts payable related party.................................          51           100
   Increase (decrease) in notes payable, other................................         712           (64)
   Increase in other accrued liabilities......................................         118           270
   (Decrease) in accrued royalities...........................................        (329)         (709)
                                                                                  --------      --------
   Total adjustments..........................................................         952           538
                                                                                  --------      --------
     Net cash provided by operating activities................................         935           274
                                                                                  --------      --------
Cash flows from investing activities:
   Additions to property, plant, and equipment................................         (49)          (38)
   Proceeds from sale of equipment............................................           2             4
   Acquisitions of product brands.............................................        (930)          (70)
                                                                                  --------      --------
     Net cash (used in) investing activities..................................        (977)         (104)
                                                                                  --------      --------
Cash flows from financing activities:
   (Payments on) bank loans...................................................         (12)         (136)
   (Payments on) notes payable to related party...............................          (2)          (64)
   Proceeds from notes payable, other.........................................          73           200
   (Decrease) in long-term royalty agreements.................................           -           (80)
   (Decrease) in bank overdraft...............................................         (54)          (90)
                                                                                  --------      --------
     Net cash provided by (used in) financing activities......................           5          (170)
                                                                                  --------      --------
Net (decrease)  increase in cash..............................................         (37)            0
Cash, beginning of year.......................................................          42            26
                                                                                  --------      --------
Cash end of period............................................................    $      5      $     26
                                                                                  --------      --------
                                                                                  --------      --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest...................................................................    $    309      $    249
                                                                                  --------      --------
                                                                                  --------      --------
Acquisitions of product brands:
   Fair value of assets acquired..............................................    $    997      $     70
   Fair value of liabilities incurred.........................................         (67)           --
                                                                                  --------      --------
     Net cash payments........................................................    $    930      $     70
                                                                                  --------      --------
                                                                                  --------      --------

                                         See notes to financial statements.

     NOTES TO FINANCIAL INFORMATION

1.   Basis of presentation:

     The accompanying balance sheet as of March 31, 1999, and the statements of operations and cash flows for the periods ended March 31, 1999, and 1998, have not been audited by independent accountants but reflect all adjustments, consisting of any normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for such periods. The results of operations for the six months ended March 31, 1999, are not necessarily indicative of results to be expected for the year ending September 30, 1999.

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

3.   Net income (loss) per share:

     Net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents (common stock options) are not included in these calculations where their effect on net income per share is anti-dilutive. The weighted average number of shares was 4,135,162 for all periods presented.

4.   Note payable to bank:

     Effective April 26, 1996, the Company renewed its real estate loan with the bank. The note payable to the bank, secured by deed on land and building, requires a monthly payment of $4,200 including interest at the bank's reference rate plus 4%, maturing March 2001. At March 31, 1999, the interest rate was 11.75%. The note is guaranteed by the former Chairman of the Company and the Company's President.

5.   Line of credit:

     Effective May 21, 1998, the Company renewed its accounts receivable financing, maturing May 2000, whereby 75% of the eligible domestic accounts receivable, not to exceed $1,100,000 less amounts loaned on inventory, not to exceed $400,000, can be advanced. The agreement may be renewable for successive one year periods thereafter. Also, the agreement requires minimum monthly interest of $3,000 with an interest rate of 5% above Bank of America's prime rate. The new financing agreement includes a $400,000 term loan on inventory which is incorporated in the working capital line of credit above. The term loan requires monthly payments of $11,110 with an interest rate of 6% above Bank of America's prime rate. Additionally, there is a separate $440,000 term loan on the Company's equipment. The financing is secured by a security interest in all of the Company's assets and requires monthly payments of $11,800 including interest at Bank of America's prime rate plus 6%.

6.   Acquisition:

     On February 17, 1998, the Company purchased certain assets of the PAIN-A-LAY-R- throat spray line from Medtech Laboratories, Inc. for $70,000. The Company is required to make five payments of $14,000 each plus interest at 10% starting 61 days after the close. In addition, the Company purchased for cash inventory valued at $27,764.

     On September 28, 1998, the Company purchased certain assets of the EVAC-U-GEN-R- brand of laxatives from Walker, Corp. & Co., Inc. for $234,000. The Company remitted $100,000 at closing and is required to make monthly payments of $5,300, plus interest, beginning November 25, 1998 and ending September 25, 2001. This note is personally guaranteed by the Company's Chairman. The interest rate is equal to the highest prime rate during any one period. In addition, the Company purchased certain inventories from Walker, Corp. & Co., Inc. for $54,500 at closing.

     On October 1, 1998, the Company purchased certain assets of the Cheracol-R-cough syrup, Comhist-R- decongestant tablets and Entuss-R- expectorant product lines from Roberts Pharmaceutical Corporation for $684,934. The Company remitted $600,000 at closing and is required to make monthly payments of $3,538, plus interest at prime, commencing January 1, 1999, and ending November 1, 2000. In addition, the Company purchased certain inventory for $150,800 for which the Company is required to make monthly payments of $6,283, plus interest at prime, commencing January 1, 1999, and ending November 1, 2000. By mutual consent, the buyer and seller, in March, 1999 reduced the purchase price to $666,863 and the monthly payments were adjusted from $3,538 to $2,786. The maturity date is unchanged.

     On December 1, 1998, the Company purchased certain assets of seven over-the-counter products from Numark Laboratories, Inc. for $430,000 of which $100,000 was inventory. The Company remitted the full $430,000 at closing.

7. Non-cash transaction:

     In March 1999 a non-cash transaction was recorded whereby $193,000 in prior cash advances, to a related party, was offset against a long-term note, of the same amount, due to the same related party.

ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     MATERIAL CHANGES IN RESULTS OF OPERATIONS
     THREE MONTHS ENDED MARCH 31, 1999, AND MARCH 31, 1998

     Gross revenues for the three months ended March 31, 1999, were $2,636,000, an increase of approximately $421,000 or 19% from the comparable three months ended March 31, 1998. The increase in gross revenues was due to the new volume generated from the newly acquired brands such as; EVAC-U-GEN-R-, Cheracol-R-, Comhist-R-, and Entuss-R- as well as other new over-the-counter items. The newly acquired brands accounted for approximately $349,000 of the $421,000 increase stated above. The Company also had increases in other brands namely; Aquafilter-R-, Lee-R- Lip-Ex-TM-and other over-the-counter items. The above mentioned increases were offset by a reduction ($119,000) in gross revenues of the nail extender category.

     Net revenues increased approximately $482,000 or 24% for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. The change in net revenues was due to the same explanations discussed above. The Company's sales returns decreased approximately $64,000 or 32% when comparing fiscal years 1999 and 1998, due mainly to lower returns of the depilatory category and several over-the-counter items.

     Cost of sales as a percentage of gross revenues was 39% for the three months ended March 31, 1999 and March 31, 1998.

     Selling and advertising expenses decreased $39,000 or 5% when comparing the three months ended March 31, 1999, with the three months ended March 31, 1998. The decrease in expenses was mainly due to the following factors; 1) finalization of a minimum royalty due ($125,000 per quarter) on a brand acquisition which ended on September 30, 1998 and 2) lower commissions ($31,000) due to fewer sales representatives and lower commission rates. The above decreases were somewhat offset by increases in; 1) amortization expense ($18,000) the result of recent brand acquisitions, 2) products liability insurance ($11,000) due to an increase in coverage limits, 3) cooperative advertising/advertising expenses ($45,000), 4) salaries and wages plus related fringe benefits the result of new hires and increased salaries and wages ($21,000) and 5) freight costs ($22,000).

     General and administrative expenses decreased $78,000 or 18% when comparing the three months ended March 31, 1999, with the three months ended March 31, 1998. The decrease in expanses was mainly due to the following factors;
     1) lower salaries and wages plus related fringe benefits ($63,000), 2) reduced legal expenses ($25,000) and 3) a reduction in temporary help expense ($8,000). The decreases were partially offset by an increase in management information systems (MIS) consulting services ($45,000) related to electronic data interchange (EDI) and Year 2000 readiness.

     Interest expense increased $33,000 or 22% when comparing the three months ended March 31, 1999, with the three months ended March 31, 1998. The increase was due to increased borrowings from the Company's asset based financing lender and additional liability commitments as a result of recent brand acquisitions and higher private borrowings at a higher interest rate. This was somewhat offset by a decrease in the prime rate, 7.75% versus 8.5% at March 31, 1999 and March 31, 1998, respectively related to certain borrowings which are tied to prime.

     MATERIAL CHANGES IN RESULTS OF OPERATIONS
     SIX MONTHS ENDED MARCH 31, 1999, AND MARCH 31, 1998

     Gross revenues for the six months ended March 31, 1999, were $4,769,000, a decrease of approximately $82,000 or 2% from the comparable six months ended March 31, 1998. The decease in gross revenues was due to the decline in volume generated from the depilatory category, Aquafilter-R- and the nail extender category of products. The decreased sales volume was partially offset by the sales revenues generated from the newly acquired brands such as; EVAC-U-GEN-R-, Cheracol-R-, Comhist-R-, and Entuss-R- as well as other new over-the-counter items.

     Net revenues for the six months ended March 31, 1999 were $4,472,000, an increase of $19,000 from the comparable six months ended March 31, 1998. The sales returns were lower ($97,000 or 27%) during the six months period ended March 31, 1999, versus March 31, 1998. This was the result of lower returns of the nail extender products, depilatory category and several over-the-counter brands.

     Cost of sales as a percentage of gross revenues for the six months ended March 31, 1999, as compared to the six months ended March 31, 1998, was 41% versus 39% respectively. The higher cost of sales percentage for the six months ended March 31, 1999, compared to March 31, 1998 was due to additional personnel (wages plus related fringe benefits), higher freight costs and off pricing to several retailers.

     Selling and advertising expenses decreased $250,000 or 14% when comparing the six months ended March 31, 1999, with the six months ended March 31, 1998. The decreased expenses were basically due to; 1) finalization of a minimum royalty due ($250,000 for six months) on a brand acquisition which ended September 30, 1998, and 2) lower commissions ($82,000) due to fewer manufacturer representatives and lower commission rates. The decreases were partially offset by increases in; 1) amortization expense ($33,000), 2) products liability insurance ($16,000) due to an increase in coverage limits, 3) advertising expenses ($46,000), 4) salaries and wages plus related fringe benefits the result of new hires and increased salaries and wages ($50,000), and 5) a joint venture cost related to a recent brand acquisition ($25,000).

     General and administrative expenses decreased $137,000 or 17% when comparing the six months ended March 31, 1999, with the six months ended March 31, 1998. This decrease was principally due to the same factors outlined above when comparing the three months ended March 31, 1999, versus the comparable period ended March 31, 1998.

     Interest expense increased $74,000 or 25% when comparing the six months ended March 31, 1999, with the six months ended March 31, 1998. The increase was due to the explanation outlined above when comparing the three months ended March 31, 1999 versus the comparable period ended March 31, 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1999, working capital was a negative $1,483,000 compared with a negative $719,000 as of September 30, 1998. The ratio of current assets to current liabilities was .7 to 1 at March 31, 1999, and .8 to 1 at September 30, 1998. The increase in the Company's negative working capital was basically due to a decease in other current assets and increases in notes payable to bank.

     The Company has an accumulated deficit of $7,126,000. The Company's past recurring losses and the second quarter 1999's profit and fiscal 1997's nominal profit from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they came due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

     The Company will be required to modify or replace certain portions of its software so that its systems will function properly with respect to dates in the Year 2000 and thereafter. The Company has upgraded its existing computer system hardware and software and has solicited the assistance of a software reengineering company specializing in services to resolve the Year 2000 problem to remediate non-compliant code in existing applications and systems. The Company is also utilizing internal resources to reprogram or replace and test the software for Year 2000 modifications.

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The information set forth under Part I, Item 2, "Management's Discussion and Analysis or Plan of Operations Environmental Matters" is incorporated herein by reference. See also "Legal Proceedings" in the Company's Form 10-KSB for the fiscal year ended September 30, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the registrant occurred on March 9, 1999. At that meeting, the following directors were elected:

                                                                        VOTES
                                                               -----------------------
      Director                                                    FOR         WITHHELD
                                                                  ---         --------
      Dr. Henry L. Lee                                         3,178,815       129,795
      Ronald G. Lee                                            3,178,815       137,795
      William M. Caldwell IV                                   3,179,447       129,163

                                                                      VOTES
                                                         -----------------------------
                                                          FOR       AGAINST    ABSTAIN
The appointment of George Brenner, CPA
  as independent auditor                                  3,213,797   53,666    41,147


Item 6.       Exhibits

              3.1 - Articles of Incorporation, as amended (1)

              3.4 - By-laws, as amended December 20, 1997 (2)

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

                                                   LEE PHARMACEUTICALS
                                          -------------------------------------
                                                       (Registrant)

Date:      May 6, 1999                                 RONALD G. LEE
      ---------------------               -------------------------------------
                                                       Ronald G. Lee
                                          Chairman of the Board, President and
                                          Chief Financial and Accounting Officer