Form 10QSB
period 1999-06-30
LEE PHARMACEUTICALS
filed 1999-08-13
CIK 58411

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1999
                                       -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from               to
                                       -------------    -------------


                      Commission file number: 1-7335
                                              ------

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

                            1444 Santa Anita Avenue,
                        South El Monte, California 91733
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

        As of June 30, 1999 there were outstanding 4,135,162 shares of common stock of the registrant.

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                    ---     ---

                               LEE PHARMACEUTICALS
                                  BALANCE SHEET
                                  JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


            ASSETS
Cash                                                                 $    4

Accounts and notes receivable (net of allowances: $233)                 476

Due from related party                                                  225

Inventories:
     Raw materials                                       $1,779
     Work in process                                        247
     Finished goods                                         415
                                                         ------
     Total inventories                                                2,441

Other current assets                                                    461
                                                                    -------
     Total current assets                                             3,607

Property, plant and equipment (less
     accumulated depreciation and
     amortization: $6,268)                                              439

Goodwill and other assets (net of
     accumulated amortization: $6,431)                                3,743
                                                                    -------
            TOTAL                                                    $7,789
                                                                    -------
                                                                    -------

                       See notes to financial statements.

                               LEE PHARMACEUTICALS
                                  BALANCE SHEET
                                  JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


            LIABILITIES
Bank overdraft                                                    $   136
Note payable to bank                                                1,148
Notes payable, other                                                1,352
Current portion - royalty agreements                                   41
Current portion - note payable related party                          465
Accounts payable                                                    1,224
Other accrued liabilities                                             542
Environmental cleanup liability                                       365
Due to related parties                                                565
Deferred income                                                        65
                                                          ---------------
         Total current liabilities                                  5,903
                                                          ---------------

Long-term notes payable to related parties                          2,642
                                                          ---------------

Long-term notes payable, other                                      1,199
                                                          ---------------

Long-term notes payable to bank                                       195
                                                          ---------------

Environmental cleanup liability - Casmalia Site                       374
                                                          ---------------

Deferred income                                                        27
                                                          ---------------

            COMMITMENTS AND CONTINGENCIES

            STOCKHOLDERS' EQUITY

Common stock, $10 per value; authorized, 7,500,00 shares;
    issued and outstanding, 4,135,162 shares.                         413

Additional paid-in capital                                          4,222

Accumulated deficit                                               (7,186)
                                                          ---------------

         Total stockholders' equity                               (2,551)
                                                          ---------------

            TOTAL                                                $  7,789
                                                          ---------------
                                                          ---------------

                       See notes to financial statements.

                               LEE PHARMACEUTICALS

                            STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                       ENDED JUNE 30,                     ENDED JUNE 30,
                                                   1999              1998             1999              1998
                                               -------------    -------------     -------------    -------------
                                                (UNAUDITED)       (UNAUDITED)      (UNAUDITED)       (UNAUDITED)

Gross revenues                                 $      2,034     $      2,166      $      6,803     $      7,017
Less:    Sales returns                                 (156)            (199)             (416)            (556)
         Cash discounts and others                      (25)             (18)              (62)             (59)
                                               ------------     ------------       ------------    ------------

Net revenues                                          1,853            1,949             6,325            6,402
                                               ------------     ------------       ------------    ------------

Costs and expenses:

       Cost of sales                                    775              968             2,738            2,848
       Selling and advertising expense                  645              901             2,184            2,690
       General and administrative expense               348              537               995            1,321
       Interest expense                                 173              156               547              456
                                               ------------     ------------       ------------    ------------

Total costs and expenses                              1,941            2,562             6,464            7,315
                                               ------------     ------------       ------------    ------------

Loss from operations                                    (88)            (613)             (139)            (913)

Other income                                             28               18                62               54
                                               ------------     ------------       ------------    ------------

Net loss before extraordinary item                      (60)            (595)              (77)            (859)

Extraordinary loss related to Casmalia
       Disposal Site Cleanup                             --               --              (374)              --
                                               ------------     ------------       ------------    ------------

Net loss                                       $        (60)    $       (595)      $      (451)    $       (859)
                                               ------------     ------------       ------------    ------------
                                               ------------     ------------       ------------    ------------

Per share:

       Net loss per share before
          extraordinary loss                   $       (.01)    $       (.14)      $      (.02)     $      (.20)

       Extraordinary loss                                --               --              (.09)              --
                                               ------------     ------------       ------------    ------------

       Net loss                                $       (.01)    $       (.14)      $      (.11)     $      (.20)
                                               ------------     ------------       ------------    ------------
                                               ------------     ------------       ------------    ------------

                                        See notes to financial statements.

                               LEE PHARMACEUTICALS
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                      FOR THE NINE MONTHS
                                                                                         ENDED JUNE 30,
                                                                                      1999              1998
                                                                                  -------------    -------------
                                                                                  (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
   Net loss...................................................................    $        (451)   $        (859)
     Loss from extraordinary item.............................................              374               --
                                                                                  -------------    -------------
   Net loss before extraordinary item.........................................              (77)            (859)
                                                                                  -------------    -------------
   Adjustments to reconcile net (loss) to net
    cash used in operating activities:
   Depreciation...............................................................              102               93
   Amortization of intangables................................................              640              701
   (Decrease) in deferred income..............................................              (49)             (49)
   (Gain) on disposal of property, plant, and equipment.......................              (13)              (5)
Change in operating assets and liabilities:
   Decrease in accounts receivable............................................              418              565
   (Increase ) in due from related party......................................             (167)            (135)
   (Increase) in inventories .................................................             (319)            (148)
   Decrease in other current assets...........................................               42              520
   Increase (decrease) in accounts payable....................................              166              (12)
   Increase in accounts payable related party.................................               91               75
   Increase (decrease) in notes payable, other................................              687              (48)
   Increase in accrued liabilities-environmental cleanup......................               76              201
   Increase in other accrued liabilities......................................              159              254
   (Decrease) in accrued royalities...........................................             (363)            (856)
                                                                                  -------------    -------------
   Total adjustments..........................................................            1,470            1,156
                                                                                  -------------    -------------
     Net cash provided by operating activities................................            1,393              297
                                                                                  -------------    -------------

Cash flows from investing activities:
   Additions to property, plant, and equipment................................              (57)             (61)
   Proceeds from sale of equipment............................................               13                5
   Acquisitions of product brands.............................................           (1,350)             (70)
   Increase in long-term deposits.............................................               --              (12)
                                                                                  -------------    -------------
     Net cash (used in) investing activities..................................           (1,394)            (138)
                                                                                  -------------    -------------

Cash flows from financing activities:
   (Payments on) bank loans...................................................              (22)             (14)
   (Payments on) notes payable to related party...............................              (14)              (4)
   (Payments on) proceeds from notes payable, other...........................              (51)               3
   (Decrease) in long-term royalty agreements.................................               --              (96)
   Increase (decrease) in bank overdraft......................................               50              (65)
                                                                                  -------------    -------------
     Net cash (used in) financing activities..................................              (37)            (176)
                                                                                  -------------    -------------

Net (decrease) in cash........................................................              (38)             (17)
Cash, beginning of year.......................................................               42               26
                                                                                  -------------    -------------

Cash end of period............................................................    $           4    $           9
                                                                                  -------------    -------------
                                                                                  -------------    -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest...................................................................    $         461    $         394
                                                                                  -------------    -------------
                                                                                  -------------    -------------
Acquisitions of product brands:
   Fair value of assets acquired..............................................    $       2,217    $          70
   Fair value of liabilities incurred.........................................             (867)              --
                                                                                  -------------    -------------
     Net cash payments........................................................    $       1,350    $          70
                                                                                  -------------    -------------
                                                                                  -------------    -------------

                       See notes to financial statements.

     NOTES TO FINANCIAL INFORMATION

1.   Basis of presentation:

     The accompanying balance sheet as of June 30, 1999, and the statements of operations and cash flows for the periods ended June 30, 1999, and 1998, have not been audited by independent accountants but reflect all adjustments, consisting of any normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for such periods. The results of operations for the nine months ended June 30, 1999, are not necessarily indicative of results to be expected for the year ending September 30, 1999.

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

4.   Note payable to bank:

     Effective April 26, 1996, the Company renewed its real estate loan with the bank. The note payable to the bank, secured by deed on land and building, requires a monthly payment of $4,200 including interest at the bank's reference rate plus 4%, maturing March 2001. At June 30, 1999, the interest rate was 12%. The note is guaranteed by the former Chairman of the Company and the Company's President.

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

6.   Acquisition:

     On February 17, 1998, the Company purchased certain assets of the PAIN-A-LAY -Registered Trademark- throat spray line from Medtech Laboratories, Inc. for $70,000. The Company is required to make five payments of $14,000 each plus interest at 10% starting 61 days after the close. In addition, the Company purchased for cash inventory valued at $27,764.

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

     On April 23, 1999, the Company purchased certain assets of the Lady Esther-Registered Trademark-, facial cream and powder product line from Numark Laboratories, Inc. for $220,000. The Company remitted $220,000 at closing. In addition, the Company purchased certain inventory for $169,000.

     On June 29, 1999, the Company purchased certain assets of the Take-Off-Registered Trademark-, pre-moistened makeup remover cloths product line from Premier Consumer Products, Inc. and Advanced Polymer Systems, Inc. for $1,000,000. The Company remitted $200,000 at closing and is required to make monthly payments of $32,000 plus interest at prime commencing September 15, 1999 and ending September 15, 2001. In addition, the Company purchased certain inventory for approximately $70,000.

7.   Non-cash transaction:

     In March 1999 a non-cash transaction was recorded whereby $193,000 in prior cash advances, to a related party, was offset against a long-term note, of the same amount, due to the same related party.

ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     MATERIAL CHANGES IN RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 1999, AND JUNE 30, 1998

     Gross revenues for the three months ended June 30, 1999, were $2,034,000, a decrease of approximately $132,000 or 6% from the comparable three months ended June 30, 1998. The decrease in gross revenues was due to the reduced sales revenues of the nail category products, WATE-ON-Registered Trademark- and Lee-Registered Trademark- Lip-Ex-TM-. The decrease in sales revenues was partially offset by volume generated from recently acquired brands such as EVAC-U-GEN-Registered Trademark-, Cheracol-Registered Trademark-, Comhist-Registered Trademark-, and Entuss-Registered Trademark- plus seven new over-the-counter items purchased from Numark Laboratories. The newly acquired brands accounted for approximately $290,000 of gross revenues.

     Net revenues decreased approximately $96,000 or 5% for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. The change in net revenues was due to the same explanations discussed above. The Company's sales returns decreased approximately $43,000 or 22% when comparing fiscal years 1999 and 1998, due mainly to lower returns of the depilatory category and nail extender products.

     Cost of sales as a percentage of gross revenues was 38% for the three months ended June 30, 1999, compared to 45% for the three months ended June 30, 1998. The lower cost of sales percentage was due to the change in product mix and fewer temporary personnel utilized in the production/assembly process. The Company has also benefited from the economy of longer production runs.

     Selling and advertising expenses decreased $256,000 or 28% when comparing the three months ended June 30, 1999, with the three months ended June 30, 1998. The decrease in expenses was mainly due to the following factors; 1) finalization of a minimum royalty due ($125,000 per quarter) on a brand acquisition which ended on September 30, 1998, 2) lower commissions ($28,000) due to fewer sales representatives and lower commission rates, 3) reduced salary and related fringe benefits plus associated travel and entertainment expenses because of one less outside salesman ($68,000), 4) the finalization of royalty due on several other brand acquisitions ($12,000) and 5) less media-print advertising expense ($8,000). The above major decreases were somewhat offset by increases in; 1) amortization expense ($23,000) the result of recent brand acquisitions and 2) products liability insurance ($4,000) due to an increase in coverage limits.

     General and administrative expenses decreased $189,000 or 35% when comparing the three months ended June 30, 1999, with the three months ended June 30, 1998. The decrease in expenses was mainly due to the following factors; 1) lower salaries and wages plus related fringe benefits the result of fewer personnel ($32,000), 2) reduced legal expenses ($21,000),
     3) a reduction in consulting services expense ($23,000), 4) no comparative audit loan fee regarding possible outside financing ($12,500), and 5) one time accrual for the Monterey Park waste site cleanup ($79,000) plus an additional environmental cleanup accrual of $122,000. The above significant decreases were partially offset by an increase in management information systems (MIS) consulting services ($25,000) related to Year 2000 readiness.

     Interest expense increased $17,000 or 11% when comparing the three months ended June 30, 1999, with the three months ended June 30, 1998. The increase was due to increased borrowings from the Company's asset based financing lender. This was somewhat offset by lower private borrowings and a decrease in the prime rate, 7.75% versus 8.5% at June 30, 1999 and June 30, 1998, respectively related to certain borrowings which are tied to prime.

     MATERIAL CHANGES IN RESULTS OF OPERATIONS NINE MONTHS ENDED JUNE 30, 1999, AND JUNE 30, 1998

     Gross revenues for the nine months ended June 30, 1999, were $6,803,000 a decrease of approximately $214,000 or 3% from the comparable nine months ended June 30, 1998. The decease in gross revenues was due to the decline in volume generated from depilatories, Aquafilter-Registered Trademark-, Lee-Registered Trademark- Lip-Ex-TM- and the nail extender category of products. The decreased sales volume was partially offset by the sales revenues generated from the newly acquired brands such as EVAC-U-GEN-Registered Trademark-, Cheracol-Registered Trademark-, Comhist-Registered Trademark-, and Entuss-Registered Trademark- plus seven new over-the-counter items purchased from Numark Laboratories.

     Net revenues for the nine months ended June 30, 1999 were $6,325,000 a decrease of $77,000 or 1% from the comparable nine months ended June 30, 1998. The sales returns were lower ($140,000 or 25%) during the nine months period ended June 30, 1999, versus June 30, 1998. This was the result of lower returns of the nail extender products, depilatory category and several over-the-counter brands.

     Cost of sales as a percentage of gross revenues for the nine months ended June 30, 1999, as compared to the nine months ended June 30, 1998, was 40% versus 41% respectively. The lower cost of sales percentage for the nine months ended June 30, 1999, compared to June 30, 1998 was due to a favorable product mix and the economy of longer production runs.

     Selling and advertising expenses decreased $506,000 or 19% when comparing the nine months ended June 30, 1999, with the nine months ended June 30, 1998. The decreased expenses were basically due to; 1) finalization of a minimum royalty due ($375,000 for nine months) on a brand acquisition which ended September 30, 1998, 2) lower commissions ($94,000) due to fewer manufacturer representatives and lower commission rates, 3) the finalization of royalty due on several other brand acquisitions ($28,000), and 4) reduced salary and related fringe benefits plus associated travel and entertainment expenses because of one less salesman ($32,000). The above major decreases were partially offset by increases in; 1) amortization expense ($56,000) the result of recent brand acquisitions, and
     2) products liability insurance ($41,000) due to an increase in coverage limits.

     General and administrative expenses decreased $326,000 or 25% when comparing the nine months ended June 30, 1999, with the nine months ended June 30, 1998. The decrease was principally due to the same factors as listed when comparing the three months ended June 30, 1999, versus the comparable period ended June 30, 1998.

     Interest expense increased $77,000 or 16% when comparing the nine months ended June 30, 1999, with the nine months ended June 30, 1998. The increase was due to increased borrowings from the Company's asset based financing lender. This was somewhat offset by a decrease in the prime rate, 7.75% versus 8.5% at June 30, 1999 and June 30, 1998, respectively related to certain private borrowings which are tied to prime.

     LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, working capital was a negative $2,296,000 compared with a negative $719,000 as of September 30, 1998. The ratio of current assets to current liabilities was .6 to 1 at June 30, 1999, and .8 to 1 at September 30, 1998. The increase in the Company's negative working capital was primarily due to an increase in current liabilities of $1,372,000 (basically an increase in the current portion of notes payable as a result of newly acquired product brands, an increase in the current portion of notes payable as a result of private borrowings and an increase in the environmental cleanup liability) and a decrease in current assets of $205,000 primarily due to a decrease in accounts receivable and other current assets.

     The Company has an accumulated deficit of $7,186,000. The Company's past recurring losses and the second quarter 1999's profit and fiscal 1997's nominal profit from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they came due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

The information set forth under Part I, Item 2, "Management's Discussion and Analysis or Plan of Operations-Environmental Matters" is incorporated herein by reference. SEE ALSO "Legal Proceedings" in the Company's Form 10-KSB for the fiscal year ended September 30, 1998.

Item 6.       Exhibits

             3.1  -  Articles of Incorporation, as amended (1)

             3.4  -  By-laws, as amended December 20, 1997 (2)

             3.5  -  Amendment of By-laws effective March 14, 1978 (2)

             3.6  -  Amendment to By-laws effective November 1, 1980 (3)

             10.1 - Asset Purchase and Sale Agreement dated June 29, 1999, between Lee Pharmaceuticals (Buyer) and Premier Consumer Products, Inc. (Seller) and Advanced Polymer Systems, Inc., regarding a brand acquisition

             10.2 -  Promissory note evidencing advance made to the Registrant

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


                                                   LEE PHARMACEUTICALS
                                                   -------------------
                                                       (Registrant)




Date:  August 9, 1999                                 RONALD G. LEE
       --------------                    ------------------------------------
                                                      Ronald G. Lee
                                         Chairman of the Board, President and
                                         Chief Financial and Accounting Officer