Form 10KSB40
period 1999-09-30
LEE PHARMACEUTICALS
filed 1999-12-21
CIK 58411

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


(MARK ONE)

              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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


                    ISSUER'S TELEPHONE NUMBER: (626) 442-3141
                                               ---------------

          SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT

                                                          Name of Each Exchange
         TITLE OF EACH CLASS                              ON WHICH REGISTERED
         -------------------                              -------------------
                None



SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE EXCHANGE ACT: Common stock, par value $.10 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $9,020,000 Gross

As of the close of business on November 30, 1999, the aggregate market value of Lee Pharmaceuticals common stock held by nonaffiliates was $449,212.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, par value $.10; 4,135,162 shares outstanding as of the close of business on November 30, 1999.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

     Lee Pharmaceuticals is engaged in the development, purchase, manufacture, and marketing of consumer personal care products and professional dental products, all of which are targeted for the improved well-being of the human body. The Company's business is directed to two main areas: (a) the development and marketing of a range of consumer products including nail extenders and strengtheners, depilatories, prescription drug products containing controlled substances, and over-the-counter drug items and
(b) the manufacture and sale of materials and supplies for use in the professional dental health field. For all years presented, revenues, operating results and identifiable assets of the consumer products group were in excess of 91% of total company operations.

     Lee Pharmaceuticals' executive offices are located at 1444 Santa Anita Avenue, South El Monte, California 91733, and its telephone number is (626) 442-3141. The Company was incorporated in April 1971 as a California corporation.

CONSUMER PRODUCTS SEGMENT

     The Company's consumer products line consists primarily of a variety of artificial fingernail extenders and related fingernail products. In addition, the Company manufactures and sells hair removal products, antacid tablets, nasal care products, infant items and a variety of over-the-counter drug products. The Company's product lines have been developed internally, particularly in the case of fingernail products or by outside product line acquisitions.

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

     In fiscal 1996, the research and development capability of Lee Pharmaceuticals generated new product entries primarily in the nail care category-specifically eight new colors of Lee Press On Nails in trendy, fashionable colors. In addition, two holiday displays-Lee Halloween Fun Press On Nails and Lee Holiday Elegance-Christmas, were developed. Lee Pharmaceuticals expanded it's personal care category of products through two acquisitions. On February 15, 1996, Lee acquired the Breath-Gard(TM) breath tablets from Sundance Healthcare Products, Inc. In Valencia, California. On September 20, 1996, Lee Pharmaceuticals acquired the full line of Aquafilter(R) Cigarette Holders from the Aquafilter Corporation, Ft. Lauderdale, FL.

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

     In fiscal 1998, the Company expanded its Lee(R) Lip-Ex(TM) line to include lip balms with sunscreen protection and also packaged the Lip-Ex into convenient tin top jars. The Company purchased several new OTC items including PAIN-A-LAY(R), an oral anesthetic/analgesic, and EVAC-U-GEN(R), a chewable laxative.

     In fiscal 1999, the Company further expanded its Lee(R) Lip-Ex(TM) line to include lip balms with an SPF 15 protection and packaged the Lip-Ex in tubes (2 flavors) and sticks (6 flavors). In addition, the Company purchased several over-the-counter (OTC) brands and prescription drug products. On October 1, 1998, the Company acquired the following prescription drug products; Cheracol(R) cough syrup, Comhist(R) decongestant tablets and Entuss(R) expectorant from Roberts Pharmaceutical Corporation. On December 1, 1998, the Company acquired seven OTC products from Numark Laboratories, Inc. On April 23, 1999, the Company acquired Lady Esther(R) facial cream and powder product line from Numark Laboratories, Inc. On June 29, 1999, the Company purchased the Take-Off(R) (pre-moistened makeup remover cloths) brand from Premier Consumer Products, Inc. and Advanced Polymer Systems, Inc.

DOMESTIC CONSUMER PRODUCTS MARKETING

     Consumer products are sold nationally, principally through major retail drug, food and discount department store chains. In addition, the Lee(R) Lip-Ex(TM) lip balm and Aquafilter(R) brands have national distribution in convenience and independent novelty stores. Retail distribution is primarily accomplished through a network of independent general merchandise sales representatives. All lines are advertised in a variety of media, including television, magazines and newspapers.

CONSUMER PRODUCTS COMPETITION

     The Consumer Products Division of Lee Pharmaceuticals operates in a highly competitive environment. In the area of fingernail extension and over-the-counter drugs, Lee Pharmaceuticals competes with many companies, most of which are larger and with greater financial resources.

     Competition in the depilatory product category is intense, with competitors even more numerous than in the artificial fingernail field. The acquisition of Zip Wax and Bikini Bare brands of hair removal products has given Lee Pharmaceuticals two brands in this category.

     Lee Pharmaceuticals continues to expand its product line via a combination of acquisitions and in-house development activity. The Company's consumer products line is no longer restricted solely to the cosmetics business.

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

     The Company believes that all its consumer products are manufactured and sold in compliance with the laws of each state and that no pre-marketing clearance of its products is required from any state. The Company maintains a comprehensive data file on each of its consumer products and believes that it would be able to apply for any required clearances expeditiously if data were ever required for its cosmetic products.

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

DENTAL PRODUCTS SEGMENT

     From its inception in 1971 through 1999, the Company at various times introduced dental products designed to satisfy specific material or supply requirements of the practicing dental professional and of the orthodontic and endodontic specialist.

     Its dental product line consists of a variety of restorative materials (filling materials, core build up materials), Beta Quartz glass ceramic inserts, splints, orthodontic brackets, Maryland bridge adhesives, and enamel and dentin bonding materials and related products.

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

DENTAL MARKETING IN THE UNITED STATES

     The Company markets its dental, orthodontic and endodontic products in the United States through telephone solicitation, direct mail, and dental dealers. The Company plans and executes its own marketing programs.

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

DENTAL COMPETITION

The dental preventive and restorative materials industry is highly competitive, and the Company's market share in the total industry is insignificant. The Company competes with larger corporations which have greater financial resources.

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

     The Company elected to have three of its major dental brands obtain the CE markings in order to continue to distribute those brands throughout Europe. The Company received the CE Markings on Prosthodent(R), Insta-Bond(TM) and Beta Quartz(TM) Glass Ceramic Inserts and Inlays.

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

                                            APPLICABLE TO ALL SEGMENTS

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
                                                                              YEAR ENDED SEPTEMBER 30
                                                                           1999        1998        1997
                                                                           (000)       (000)       (000)
         United States export sales
           (except Canada)................................................$  241      $  430      $  827

RESEARCH PROGRAM

     The recent Company trend has been in the direction of brand acquisitions rather than extensive internal research and development. Effective July 1996 the Company eliminated its internal research and development department, and decided that future testing and research, that cannot be absorbed by its quality assurance and production control departments, will be placed outside the Company. As needed, clinical research on products is also done under contract with dental schools and clinics. The Company follows the policy of expensing all research and development costs when incurred. The Company did not have any internal research and development expenses during fiscal years September 30, 1999 and 1998.

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

     The Company is registered with the Federal and State of California FDA agencies as a manufacturer and distributor of Drugs, Medical Devices, Processed Foods and Cosmetics. The Company is also registered as a waste generator with the Environmental Protection Agency (EPA).

     The Company has been granted CE Certification for three dental products:
Prosthodent VL Core Build Up Material, Lee Insta-Bond Orthodontic Bracket Adhesive, and Lee Beta Quartz Glass Ceramic Modular Inserts and Inlays.

     Effective November 23, 1998, the Company applied for and was granted a Controlled Substance License with the Drug Enforcement Agency (DEA). The license is issued for one year and grants the Company the right to distribute prescription drug products containing controlled substance(s). As of November 23, 1999, the Company's DEA license was renewed.

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

     In August 1995 the Company was informed that the EPA entered into an Administrative Order of Consent with Cardinal Industrial Finishes ("Cardinal") for a PRP lead remedial investigation and feasibility study (the "Study") which, the EPA states, will both characterize the extent of groundwater contamination in South El Monte and analyze alternatives to control the spread of contamination. The Company and others have entered into the South El Monte Operable Unit Site Participation Agreement with Cardinal pursuant to which, among other things, Cardinal will contract with an environmental firm to conduct the Study. The Study has been completed. The Company's share of the cost of the Study is currently $15,000 and was accrued for in the financial statements as of September 30, 1995. The South El Monte Operable Unit (SEMOU) participants developed four remedial alternatives. The capital cost of the four alternatives range from $0 (no action) up to $3.49 million. The estimated annual operating cost for the four alternatives range from $0 (no action) to $770,300. Over a 30-year period, the total cost of the four alternatives range from $0 (no action) up to $13.05 million. The EPA prefers an alternative which estimates the capital cost up to $3.08 million, the annual operating cost at $.48 million, and the 30-year period total cost up to approximately $9.09 million. The selection of the actual alternative implemented is subject to public comment. At the present time, the Company does not know what its share of the cost may be, if any. Therefore, no additional accrual has been recognized as a liability on the Company's books.

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

     The Company believes the City of South El Monte does not appear to be located over any of the major plumes. However, the EPA has announced it is studying the possibility that, although the vadose soil and groundwater, while presenting cleanup problems, there may be a contamination by DNAPs (dense non-aqueous phase liquids), i.e., "sinkers", usually chlorinated organic cleaning solvents. The EPA has proposed to drill six "deep wells" throughout the City of South El Monte at an estimated cost of $1,400,000. The EPA is conferring with SEMPOA (South El Monte Property Owners Association) as to cost sharing on this project. SEMPOA has obtained much lower preliminary cost estimates. The outcome cost and exact scope of this are unclear at this time.

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

     The Company was recently notified by the EPA that the Company may have potential liability for waste material it disposed of at the Casmalia Disposal Site ("Site") located on a 252-acre parcel in Santa Barbara County, California. The Site was operational from 1973 to 1989, and over 10,000 separate parties disposed of waste there. The EPA stated that federal, state and local governmental agencies along with the numerous private entities that used the Site for waste disposal will be expected to pay their share as part of this settlement. The U.S. EPA is also pursuing the owner(s)/operator(s) of the Site to pay for Site remediation. The EPA has a settlement offer to the Company with respect to the Site for a cost of $373,950. The Company accrued a $374,000 charge in the first quarter of fiscal 1999 with respect to this possible liability. The Company has elected to file for relief from these obligations under the financial hardships option in the EPA's response form.

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

EMPLOYEES

     The Company's work force of 68 presently includes 26 permanent employees, both salaried and hourly, and 42 personnel leased through employment agencies.

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

     Although the Company does not believe that it is dependent upon any one customer or distributor, a customer accounted for 12% and 9% of the Company's net revenues during fiscal 1999 and 1998, respectively. No other customer accounted for 8% or more of the Company's net revenues for those fiscal years.

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

     The Company leases the following:

                             APPROXIMATE     AGGREGATE      LEASE
                                SQUARE        ANNUAL      EXPIRATION
ADDRESS                        FOOTAGE        RENTAL        DATE              USAGE
-------                      -----------     ---------    ----------          -----
1434 Santa Anita Avenue        11,000        $52,812**    11/30/2000     Inventory control, personnel, data processing,
                                                                         accounting offices and dental production/shipping
1460 Santa Anita Avenue (1)    15,000         64,728**    11/30/2000     Effective January 15, 1996, the building was
                                                                         subleased.
1470 Santa Anita Avenue (2)     8,000         43,056**    11/30/2000     Effective July 16, 1996, the building was subleased.
1500 Santa Anita Avenue        18,000         85,884**    11/30/2000     Warehouse, consumer packaging operations,
                                                                         injection molding and corrugated printing
1516 Santa Anita Avenue        18,000         87,960**    11/30/2000     Sales/marketing offices, purchasing, consumer
                                                                         shipping, and warehouse
1444 Santa Anita Avenue (3)    10,000         67,302*     11/30/2005     Executive office, consumer production,
                                                                         quality control and bottle printing
1427 Lidcombe Avenue            6,000         28,134**    11/30/2000     Maintenance and chemical processing
                                                                         (rear building)
1425 Lidcombe Avenue            6,000         28,134**    11/30/2000     Chemical processing and packaging
1445 Lidcombe Avenue (3) (4)    8,000         63,177*     11/30/2005     Effective November 8, 1995, the building was
                                                                         subleased on a one-year agreement.  Subsequent
                                                                         to November 1996, the sublessee is on a month
                                                                         to month agreement with a 45-day advance
                                                                         notice to relocate.
                                                                         The gross monthly rental income is $3,678.

*    Revised biannually for consumer price index change.
** Can be revised biannually for consumer price index change, but has not been adjusted, by the owner, on December 1, 1992, December 1, 1994, December 1, 1996 or December 1, 1998.

(1) The Company entered into a sublease agreement, effective January 15, 1996, which expires November 30, 2000. The gross annual rental income is $70,644. In April 1997 the sublessee commenced occupancy of the entire 15,000 square footage (previously occupied 13,000 square feet). The annual rental income for fiscal year 1998 includes a cost of living adjustment regarding the sublease effective June 1998.

(2) The Company entered into a sublease agreement, effective July 16, 1996, which expires November 30, 2000. The gross annual rental income is $40,320. In July 1998 the sublease was adjusted from $3,276 per month to $3,360 per month.

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


                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The Company's Common Stock trades on the electronic over-the-counter bulletin board under the trading symbol LPHM. For the two most recent fiscal years, its shares have closed at high and low trading prices as follows:

                                QTR          HIGH            LOW
             FY 1999             1Q       $   .2100      $   .1600
                                 2Q           .2000          .1600
                                 3Q           .2000          .1600
                                 4Q           .2500          .1700
             FY 1998             1Q       $   .3125      $   .2500
                                 2Q           .3400          .2000
                                 3Q           .3600          .2000
                                 4Q           .2000          .1550

     There were approximately 759 shareholders of record of the Company's Common Stock as of the close of business on September 30, 1999.

     The Company has not paid any cash dividends and has no present intention of paying cash dividends in the foreseeable future.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FISCAL YEARS ENDED SEPTEMBER 30, 1999, AND SEPTEMBER 30, 1998

     In fiscal 1999, net revenues increased 2% to $8,379,000 from $8,252,000 in fiscal 1998. The increase in net revenues was due to the added volume generated from the Lee(R) Lip-Ex(TM) lip balm line plus the recently acquIred brands such as: Cheracol(R), Comhist(R), Entuss(R), EVAC-U-GEN(R), Take-Off(R), Lady Esther(R), and seven items purchased from Numark Laboratories, Inc. These newly acquired brand acquisitions accounted for approximately $1,229,000 or 15% of the Company's total net revenues. The increase in net revenues was somewhat offset by the reduced sales of the nail category products, certain over-the-counter items, and depilatories. Also, the Company's sales returns decreased approximately $166,000 or 21% when comparing fiscal years 1999 and 1998. As was the case in the previous fiscal year, fiscal year 1999 experienced lower sales returns primarily due to a 57% decrease in the nail extender category caused by a decline in the nail products sales volume. The Company's retail customers have continued to change their planograms, where they are stocking fewer SKU's (stock keeping units) of the Company's products.

     The prolonged financial crisis overseas has contributed to the reduced foreign sales in fiscal 1999. The economic crisis overseas contributed to the Company's plummeting sales (74% in Japan and 100% in Germany) during fiscal 1999 compared to fiscal 1998. As a result, foreign market sales were down 44% overall.

     As noted under "Description of Business - Consumer Products Segment," the Company has pursued a policy of diversifying its product line via product line acquisitions. Certain of the Company's products have been expanded into convenience and independent novelty stores in an attempt to increase the number of outlets carrying the Company's products.

     Cost of sales as a percentage of gross revenues was constant (42%) when comparing fiscal years 1999 and 1998.

     Selling and advertising expenses decreased $620,000 or 18% when comparing fiscal years 1999 and 1998. This significant decrease in expenses was primarily due to the following factors: (1) expiration of a minimum yearly royalty due ($500,000) on a brand acquisition which ended September 30, 1998, (2) lower commissions ($130,000) due to fewer manufacturer representatives and lower commission rates, (3) the expiration of royalty due on several other brand acquisitions ($28,000), (4) reduced salary and related fringe benefits plus associated travel and entertainment expenses because of one less salesman ($42,000), and (5) lower temporary help expenses ($57,000). These major decreases were partially offset by increases in: (1) amortization expense ($111,000) the result of recent brand acquisitions, and (2) products liability insurance ($43,000) due to an increase in coverage limits.

     Research and development expenses were non-existent for fiscal year 1999 and 1998. The Company trend over the last three plus years has been in the direction of brand acquisitions rather than extensive internal research and development. Effective July 1996 the Company eliminated it's internal research and development department, and decided that future testing and research, that cannot be absorbed by its quality assurance and production control departments, will be placed outside the Company.

     General and administrative expenses decreased $128,000 or 9% when comparing fiscal years 1999 and 1998. This decrease was principally due to: (1) lower salaries and wages plus related fringe benefits the result of fewer personnel ($120,000), (2) lower temporary help expenses ($23,000), and (3) reduced legal expenses ($54,000). The aforementioned decreases were partially offset by an increase in management information systems (MIS) consulting services ($73,000) related to Year 2000 readiness.

     Interest expense increased $150,000 or 25% when comparing fiscal years 1999 and 1998. The higher interest expense was attributed to the increased borrowings from the Company's asset based financing lender and increased borrowings on notes payable. This was slightly offset by a lower average prime interest rate charged in fiscal year 1999 (7.89%) versus fiscal year 1998 (8.5%) related to certain borrowings which are tied to prime.

     Gain on sale of buildings relates to the sale leaseback arrangement since 1991 whereby the Company is realizing a constant deferred gain over the lease term.

     The Company accrued a $374,000 charge in the first quarter of fiscal year 1999, as an extraordinary item, with respect to a possible liability. The Company was notified by the EPA that the Company may have potential liability for waste material it disposed of at the Casmalia Disposal Site ("Site") located on a 252-acre parcel in Santa Barbara County, California. The EPA stated that federal, state and local governmental agencies along with the numerous private entities that used the Site for waste disposal will be expected to pay their share as part of this settlement. The EPA has a settlement offer to the Company with respect to the Site for a cost of $373,950. The Company has elected to file for relief from these obligations under the financial hardships option in the EPA's response form.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was a negative $2,363,000 at September 30, 1999, as compared with a negative $719,000 at September 30, 1998. The decrease in working capital of $1,644,000 was primarily due to an increase in current liabilities of $1,719,000 (basically increases in notes payable ($684,000), current portion of notes-related party and other ($941,000) and accrued liabilities ($244,000) the result of newly acquired brands). Current assets showed a modest increase principally due to a higher level of inventories. The ratio of current assets to current liabilities was .6 to 1 at September 30, 1999, and .8 to 1 at September 30, 1998.

     In comparing fiscal years 1999 and 1998, accounts receivable turnover increased (9.4 versus 7.5) and the number of days' sales were in average accounts receivable decreased (32 days versus 40 days). This was the result of the improved collection efforts. Accounts payable as a percentage of total costs and expenses was 14% in fiscal 1999 versus 12% in fiscal 1998 due to the Company's extended payment terms from certain suppliers.

     Due to the inventory acquired from product line acquisitions, the inventory increased $209,000. Partially offsetting the overall increase in inventory, the Company continued to reduce it's inventory of slow moving items at a price below the listed sales price and scrapping obsolete inventory items.

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

     The Company has an accumulated deficit of $7,229,000. The Company's past recurring losses and fiscal 1997's nominal profit from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

     The Company does not believe that inflation had a significant impact on its operations during fiscal years 1999 and 1998.

YEAR 2000 READINESS DISCLOSURE

     Most companies have computer systems that use two digits to identify a year in the date field (e.g. "99" for 1999). These systems must be modified to handle turn-of-the century calculations. If not corrected, systems failures or miscalculations could occur, potentially causing disruptions of operations, including, among other things, the inability to process transactions, send invoices, or engage in other normal business activities. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant.

     In 1998, the Company initiated a comprehensive review of its computer systems to identify processes that could be adversely affected by Year 2000 issues. In addition, the Company identified computer application systems that required modification or replacement.

     The Company was required to modify or replace certain portions of its systems software so that it will function properly with respect to dates in the Year 2000 and thereafter. The Company has replaced its existing hardware computer system and utilized the assistance of a software reengineering company specializing in services to resolve the Year 2000 problem to remediate non-compliant code in existing applications and systems. The Company is also utilizing internal resources to reprogram or replace and test the software for Year 2000 modifications.

     The Company has an ongoing program of communicating with suppliers, vendors, and lenders to determine the extent to which those companies are addressing Year 2000 compliance issues. There can be no assurance that the Company's contingency plan will adequately address issues that may arise in the Year 2000.

     In 1999, a contingency plan was developed in the event key or critical suppliers and vendors are unable to meet the Year 2000 compliance. Such steps as identifying alternative suppliers and vendors were addressed. It is not, however, possible to quantify the potential impact of any contingency losses at this time. Notwithstanding our efforts, there can be no assurance that the Company or significant third party vendors or other significant third parties will adequately address their Year 2000 issues.

     The Company currently estimates that the total cost for the Year 2000 project will be approximately $100,000. During fiscal year 1999, the Company incurred approximately $73,000 for charges related to its Year 2000 remediation effort. The remediation costs include internal labor costs, as well as fees and expenses paid to outside contractors specifically associated with programming and purchased hardware and upgraded software. The Company expects to incur approximately $25,000 during the remainder of calendar year 1999.

     The Company has completed a study of the problem and has assessed its Year 2000 readiness. The Company's evaluations of business computer systems/technical infrastructure, office systems, and inventory control have been completed.

     The Company conducted its own internal simulated Y2K testing during the fourth quarter of fiscal year 1999 and addressed problems encountered. Based on currently available information, management does not believe that the Year 2000 matters discussed above will have a material adverse impact on the Company's financial condition or results of operations; however, because of the uncertainties in this area, no assurances can be given in this regard.



ITEM 7.       FINANCIAL STATEMENTS.

                                                                                               PAGE
INDEX TO FINANCIAL STATEMENTS                                                                 NUMBER
Independent Auditor's Report                                                                    12

Financial Statements:

     Balance sheet as of September 30, 1999                                                     13

     Statements of operations for each of the years in the two-year period
     ended September 30, 1999                                                                   14

     Statements of changes in stockholders' deficiency for each of
     the years in the two-year period ended September 30, 1999                                  15

     Statements of cash flows for each of the years in the two-year period
     ended September 30, 1999                                                                   16

     Notes to financial statements                                                             17-25

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

                                 GEORGE BRENNER

                           CERTIFIED PUBLIC ACCOUNTANT
                       9300 WILSHIRE BOULEVARD, SUITE 480
                         BEVERLY HILLS, CALIFORNIA 90212





                          Independent Auditor's Report


   Board of Directors
   Lee Pharmaceuticals
   South El Monte, California

   I have audited the accompanying balance sheet of Lee Pharmaceuticals as of September 30, 1999 and the related statements of operations, changes in stockholders' deficiency, and cash flows for each of the years in the two-year period ended September 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

   In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lee Pharmaceuticals as of September 30, 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 1999, in conformity with generally accepted accounting principles.

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

   As discussed in Note 10, "Commitments and Contingencies - Assessment for environmental cleanup," the Company is attempting to quantify one of its cleanup cost liabilities, however, the ultimate outcome of this liability cannot presently be determined.



                                                    GEORGE BRENNER

                                                    George Brenner, CPA
   December 13, 1999
   Beverly Hills, California

                               LEE PHARMACEUTICALS

                                  BALANCE SHEET

                               SEPTEMBER 30, 1999

                                     ASSETS

CURRENT ASSETS:
   Cash............................................................................................       $         4,000
   Accounts receivable, less allowance for doubtful accounts of $29,000
     and sales returns allowance of $130,000.......................................................               893,000
   Due from related party..........................................................................               205,000
   Inventories.....................................................................................             2,331,000
   Deposits........................................................................................               243,000
   Other current assets............................................................................               211,000
                                                                                                          ---------------
     TOTAL CURRENT ASSETS..........................................................................             3,887,000
                                                                                                          ---------------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land............................................................................................                49,000
   Building........................................................................................               217,000
   Machinery and equipment.........................................................................             5,959,000
   Leasehold improvements..........................................................................               378,000
                                                                                                          ---------------
                                                                                                                6,603,000
   Less accumulated depreciation and amortization..................................................            (6,176,000)
                                                                                                          ---------------
     NET PROPERTY, PLANT AND EQUIPMENT.............................................................               427,000
                                                                                                          ---------------
INTANGIBLE AND OTHER ASSETS, net of accumulated amortization
   of $6,672,000...................................................................................             3,502,000
                                                                                                          ---------------
TOTAL..............................................................................................       $     7,816,000
                                                                                                          ===============
                                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Bank overdraft..................................................................................       $        92,000
   Notes payable...................................................................................             1,499,000
   Current portion - notes payable, other (long-term)..............................................             1,403,000
   Current portion - note payable related party....................................................               495,000
   Accounts payable................................................................................             1,089,000
   Accrued royalties...............................................................................                26,000
   Accrued liabilities.............................................................................               656,000
   Environmental cleanup liability.................................................................               366,000
   Due to related parties..........................................................................               605,000
   Deferred income.................................................................................                65,000
                                                                                                          ---------------
     TOTAL CURRENT LIABILITIES.....................................................................             6,296,000

LONG-TERM NOTES PAYABLE TO RELATED PARTIES.........................................................             2,612,000
LONG-TERM NOTES PAYABLE, other.....................................................................             1,164,000
ENVIRONMENTAL CLEANUP LIABILITY - CASMALIA SITE....................................................               374,000
DEFERRED INCOME....................................................................................                10,000
                                                                                                          ---------------
     TOTAL LIABILITIES.............................................................................            10,456,000
                                                                                                          ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Common stock, $.10 par value; authorized 7,500,000 shares;
     issued and outstanding, 4,135,162 shares......................................................               413,000
   Additional paid-in capital......................................................................             4,222,000
   Accumulated deficit.............................................................................            (7,275,000)
                                                                                                          ---------------
     TOTAL STOCKHOLDERS' DEFICIENCY................................................................            (2,640,000)
                                                                                                          ---------------
TOTAL..............................................................................................       $     7,816,000
                                                                                                          ===============

    The accompanying notes are an integral part of the financial statements.

                               LEE PHARMACEUTICALS

                            STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED SEPTEMBER 30,


                                                                                            1999               1998
                                                                                            ----               ----
GROSS REVENUES...............................................................       $     9,020,000       $     9,059,000
   Less: Sales returns, discounts and allowances.............................              (641,000)             (807,000)
                                                                                    ---------------       ---------------

NET REVENUES.................................................................             8,379,000             8,252,000
                                                                                    ---------------       ---------------

COSTS AND EXPENSES:
   Cost of sales.............................................................             3,749,000             3,839,000
   Selling and advertising...................................................             2,852,000             3,472,000
   General and administrative................................................             1,271,000             1,399,000
                                                                                    ---------------       ---------------

TOTAL COSTS AND EXPENSES.....................................................             7,872,000             8,710,000
                                                                                    ---------------       ---------------

OPERATING INCOME (LOSS)......................................................               507,000              (458,000)
INTEREST EXPENSE.............................................................              (752,000)             (602,000)
GAIN ON SALE OF BUILDINGS AND OTHER..........................................                65,000                65,000
OTHER INCOME.................................................................                13,000                 7,000
                                                                                    ---------------       ---------------

NET (LOSS) BEFORE EXTRAORDINARY ITEM.........................................              (167,000)             (988,000)
EXTRAORDINARY LOSS RELATED TO CASMALIA DISPOSAL SITE CLEANUP.................              (374,000)                    -
                                                                                    ----------------      ---------------

NET LOSS.....................................................................       $      (541,000)      $      (988,000)
                                                                                    ===============       ===============

PER  SHARE:
   Basic (loss) per share before extraordinary loss..........................       $          (.04)      $          (.24)
   Extraordinary loss........................................................                  (.09)                    -
                                                                                    ----------------      ---------------
   Basic (loss) per share....................................................       $          (.13)      $          (.24)
                                                                                    ===============       ===============



    The accompanying notes are an integral part of the financial statements.

                               LEE PHARMACEUTICALS

                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                        FOR THE YEARS ENDED SEPTEMBER 30,


                                               Common Stock                           Retained
                                               ------------             Additional    Earnings
                                         Number of                       Paid-in      (Accumulated
                                          Shares         Amount          Capital      Deficit)           Total
                                         ---------       ------        ----------     ------------       -----
     Balance at September 30, 1997        4,135,162    $  413,000      $  4,222,000    $(5,746,000)    $(1,111,000)

     Net (loss)                                                                           (988,000)       (988,000)
                                       ------------    -----------     -----------     -----------     -----------

     Balance at September 30, 1998        4,135,162       413,000         4,222,000     (6,734,000)     (2,099,000)

     Net (loss)                                                                           (541,000)       (541,000)
                                       ------------    -----------     -----------     -----------     -----------

     Balance at September 30, 1999        4,135,162    $  413,000      $  4,222,000    $(7,275,000)    $(2,640,000)
                                       ============    ==========      ============    ===========     ===========



    The accompanying notes are an integral part of the financial statements.

                               LEE PHARMACEUTICALS

                            STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                                                            1999                  1998
                                                                                            ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss..................................................................       $      (541,000)      $      (988,000)
   Loss from extraordinary item - unpaid.....................................               374,000                     -
                                                                                    ---------------       ---------------
   Net loss before extraordinary item........................................              (167,000)             (988,000)
                                                                                    ----------------      ---------------
   Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation..............................................................               135,000               119,000
   Amortization of intangibles...............................................               881,000               922,000
   (Decrease) in deferred income.............................................               (65,000)              (65,000)
   (Gain) on disposal of property, plant and equipment.......................               (13,000)               (7,000)
Change in operating assets and liabilities:
   Decrease in accounts receivable...........................................                 1,000               409,000
   (Increase) in due from related party......................................              (147,000)             (143,000)
   (Increase) in inventories.................................................              (209,000)             (142,000)
   Decrease in other current assets..........................................                49,000               669,000
   Increase in notes payable.................................................             1,089,000                99,000
   Increase in accounts payable..............................................               322,000                38,000
   Increase in due to related parties........................................               131,000                69,000
   Increase in accrued and environmental cleanup liabilities.................                77,000                79,000
   (Decrease) in accrued royalties...........................................              (395,000)             (535,000)
                                                                                    ---------------       ---------------
   Total adjustments.........................................................             1,856,000             1,512,000
                                                                                    ---------------       ---------------
     Net cash provided by operating activities...............................             1,689,000               524,000
                                                                                    ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment................................               (79,000)              (94,000)
   Proceeds from sale of equipment...........................................                13,000                13,000
   Acquisition of product brands.............................................            (1,350,000)              (80,000)
   Increase in long-term deposits............................................                     -               (14,000)
                                                                                    ---------------       ---------------
     Net cash (used in) investing activities.................................            (1,416,000)             (175,000)
                                                                                    ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Payments on) notes payable to related party..............................               (14,000)               (5,000)
   Net (decrease) in notes payable-other.....................................              (303,000)              (84,000)
   Net (decrease) in long-term royalty agreements............................                     -              (121,000)
   Increase (decrease) in bank overdraft.....................................                 6,000              (123,000)
                                                                                    ---------------       ----------------
     Net cash (used) by financing activities.................................              (311,000)             (333,000)
                                                                                    ----------------      ---------------

NET (DECREASE) INCREASE IN CASH..............................................               (38,000)               16,000
Cash, beginning of year......................................................                42,000                26,000
                                                                                    ---------------       ---------------
Cash, end of year............................................................       $         4,000       $        42,000
                                                                                    ===============       ===============

                                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest..................................................................       $       654,000       $       508,000
                                                                                    ===============       ===============
Acquisition of product brands:
   Fair value of assets acquired.............................................       $     2,217,000       $       270,000
   Fair value of liabilities incurred........................................              (867,000)             (190,000)
                                                                                    ---------------       ---------------
     Net cash payments.......................................................       $     1,350,000       $        80,000
                                                                                    ===============       ===============

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

              CONTINUED EXISTENCE

              The financial statements have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $7,275,000. The Company's recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due. Management's plans in regard to these matters are described in Note 15 - "Subsequent Events." The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

              Royalties are amortized ($253,000 for fiscal year 1999) over the maximum period of the royalty agreement. All other intangibles are amortized ($760,000 for fiscal year 1999) over estimated useful lives which range from six (6) to forty (40) years.

              EXTRAORDINARY ITEM - ENVIRONMENTAL EXPENDITURES

              Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. The Company's proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated. A provision of $374,000 has been accrued, as an extraordinary item, in fiscal 1999 for the Casmalia Disposal Site cleanup. Management believes that the total amount provided at September 30, 1999 for remedial cost studies is adequate based on current information available. See Note 10 - "Assessment for environmental cleanup."

              MAJOR CUSTOMER

              The Company had one major customer with sales volume approximating 12% and 9% of the Company's net revenues for the years ending September 30, 1999, and 1998, respectively. The amount due from the customer was $145,000 and $180,000 at September 30, 1999, and 1998, respectively, and is included in accounts receivable in these financial statements.

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

              The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.0%; dividend yields of 0% for 1999 and 1998; volatility factors of the expected market price of the Company's common stock of 50% for 1999 and 1998; and expected life of the options of two years. These assumptions resulted in weighted average fair values of $0.08 and $0.09 per share for stock options outstanding in 1999 and 1998 respectively.

              The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

              For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option vesting periods. The pro forma effect on net income for 1999 and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows (in thousands except share data) for years ended September 30:

                                                                         1999          1998
                                                                         ----          ----
                                    Pro forma (loss)                    $(541)       $(1,015)

                                    Pro forma (loss) per share          $(0.13)      $(0.25)

              Information regarding stock options outstanding as of September 30, 1999 is included in Note 11 "Stock Options."

NOTE 2 -      BASIC INCOME (LOSS) PER SHARE

              Basic loss per share for fiscal 1999 and 1998 are based on 4,135,162 common shares outstanding. Common stock equivalents (common stock options) were not considered in the basic loss per share calculation since the effect is anti-dilutive.

NOTE 3 -      INVENTORIES

              Inventories consist of the following at September 30, 1999:

                           Raw materials.....................................         $   1,999,000
                           Work-in-process...................................               249,000
                           Finished goods....................................               429,000
                                                                                      -------------
                                                                                          2,677,000
                           Allowance for obsolescence........................              (346,000)
                                                                                      -------------
                           Total.............................................         $   2,331,000
                                                                                      =============

NOTE 4 -      INTANGIBLE AND OTHER ASSETS

              The Company acquired certain product lines in 1999 (See Note 14) and prior years. Amounts related to these acquisitions were allocated to intangible assets. Included in intangible and other assets at September 30, 1999, are the following:

                                                                                                          Amortization
                                                                                            Cost         period (years)
                                                                                      -------------      --------------
                           Goodwill..........................................         $   2,583,000          4 - 40
                           Covenants not to compete..........................             4,056,000           1 - 5
                           Trademark.........................................               322,000               5
                           Royalty agreements................................             2,802,000           4 - 6
                           Other.............................................               411,000           2 - 3
                                                                                      -------------
                           Total.............................................            10,174,000
                           Less: accumulated amortization....................            (6,672,000)
                                                                                      -------------
                           Intangibles - net.................................         $   3,502,000
                                                                                      =============

NOTE 5 -      NOTES PAYABLE - CURRENT
              -----------------------


              A.  Note payable to bank (accounts receivable financing), secured by accounts receivable, equipment, inventories, and certain other assets, maximum revolving advance is $1,100,000 (based on
                  domestic accounts receivable as defined in the agreement), requires minimum monthly interest of $3,000, interest rate is 5% above prime rate.  The agreement, as renewed, is for a term of two years from May 1998 and is renewable for successive one year periods
                  thereafter.                                                                $    646,000

              B.  Note payable to bank, secured by inventory, maximum amount of term loan is $400,000, requires monthly payments of $11,110,
                  interest rate is 6% above prime rate, maturing May 2000.                        367,000

              C.  Note payable to bank, maximum amount of term loan is $400,000, secured by the Company's machinery and equipment, requires monthly payments of $8,300 plus interest at the bank's prime rate plus
                  6%, maturing May 2000.                                                          375,000

              D.  Note payable to bank, maximum amount of term loan is $121,000, secured by the Company's machinery and equipment, requires monthly payments of $5,100 plus interest at the bank's prime rate plus
                  8%, maturing May 2000.                                                          111,000
                                                                                             ------------
                                                                                             $  1,499,000
                                                                                             ============


NOTE 6 -      RELATED PARTY TRANSACTIONS

              In 1991 the Company sold and leased back two of its operating facilities in a transaction with its former Chairman. An initial gain was recognized and a deferred gain was recorded which is to be amortized over the term of the two leases which expire November 2000. The amount of deferred gain realized during 1999 and 1998 was $65,000.

              The amounts of rents paid to related parties were $133,000 and $133,000 for September 30, 1999, and 1998, respectively.

              During the fiscal year ending September 30, 1999, the total interest expensed to related parties (Note 7) was $247,000 out of which $149,000 was paid and $570,000 was accrued as of September 30, 1999.

              During the fiscal year ending September 30, 1998, the total interest expensed to related parties (Note 7) was $276,000 out of which $182,000 was paid and $472,000 was accrued as of September 30, 1998.

NOTE 7 -      NOTES PAYABLE - RELATED PARTIES
              -------------------------------


              A.     Notes payable to related parties, unsecured, bearing
                     interest at bank's prime rate (8.25% at September 30,
                     1999), maturing January 2005.                                                   $ 70,000

              B.     Note payable to officer, unsecured, bearing interest at
                     bank's prime rate (8.25% at September 30, 1999), principal is maturing and accrued interest is payable in January
                     2005.                                                                            150,000

              C.     Note payable to officer, unsecured, bearing interest at
                     bank's prime rate (8.25% at September 30, 1999), principal is maturing and accrued interest is payable in January
                     2005.                                                                            372,000

              D.     Notes payable to related party, secured by product brand,
                     bearing interest at bank's prime rate (8.25% at September
                     30, 1999), principal is maturing and accrued interest is
                     payable in January 2005.                                                         400,000

              E.     Note payable to related party, secured by assets of the
                     Company (secondary position) bearing interest at bank's
                     prime rate (8.25% at September 30, 1999), and principal
                     payable based on a twelve (12) year fully amortized
                     schedule commencing March 15, 1997.                                            1,440,000

              F.     Notes payable to officer, secured by product brand, bearing interest at bank's prime rate (8.25% at September 30,
                     1999), principal is maturing and accrued interest is
                     payable in January 2005.                                                         250,000

              G.     Note payable to officer, secured by product brand, bearing interest at bank's prime rate (8.25% at September 30,
                     1999), principal is maturing and accrued interest is
                     payable in January 2005.                                                         100,000

              H.     Note payable to officer, unsecured, bearing interest at
                     bank's prime rate (8.25% at September 30, 1999), principal
                     is maturing and accrued interest is payable in July 1998.                         65,000


              I.     Note payable to officer, unsecured, bearing interest at
                     bank's prime rate (8.25% at September 30, 1999), principal is maturing and accrued interest is payable in January
                     2005.                                                                            250,000

NOTE 7 -      NOTES PAYABLE - RELATED PARTIES
              -------------------------------


              J.     Note payable to officer, unsecured, bearing interest at
                     bank's prime rate (8.25% at September 30, 1999), maturing
                     January 2005.                                                                      10,000


                                                                                                  ------------
                                                                                                     3,107,000
                      Less current portion ($375,000 in arrears)                                      (495,000)
                                                                                                  ------------
                                                                                                  $  2,612,000
                                                                                                  ============

NOTE 8 -      NOTES PAYABLE, OTHER - NONCURRENT
              ---------------------------------


              A.  Note payable to seller on acquisition of product brand payable in equal monthly installments of $3,000 principal and interest until September 16, 1999. The balance of unpaid principal and accrued interest is payable on October 16, 1999. The interest rate is the highest prime rate during any payment period. The
                  interest rate at September 30, 1999, was 8.25%.                               $  9,000

              B.  Note payable to seller on acquisition of product brands (28)
                  payable in equal monthly installments of $19,751, plus
                  interest, until October 1, 2000, with any unpaid balance
                  payable November 1, 2000. The interest rate is the highest prime rate during the previous month. The interest rate at
                  September 30, 1999, was 8.25%.                                                 238,000

              C.  Notes payable to bank, secured by a deed on land and
                  building, requires monthly payments of $4,200, including
                  interest at the bank's reference rate plus 4%, maturing
                  March 2001. The note is guaranteed by the President and
                  former Chairman.                                                               217,000

              D.  Note payable to seller on acquisition of product brand payable in equal monthly installments of $5,300 plus interest until
                  August 25, 2001, with any unpaid balance payable September 25,
                  2001.                                                                          130,000

              E.  Note payable secured by product brands, bearing interest at
                  20%, interest payable monthly, maturity June 1, 2001. The
                  previous notes were canceled, consolidated and converted into one new note. The terms of the new note require monthly
                  principal payments of $20,000 to be made commencing January 1,
                  1999.                                                                          400,000

              F.  Note payable secured by product brand bearing interest at
                  20%. The note, as renewed, matures June 30, 2000.                               50,000

              G.  Note payable to seller on acquisition of product brand inventory payable in equal monthly installments of $6,283, plus interest, until November 1, 2000, with any unpaid balance payable December 1, 2000. The interest rate is the highest prime rate during the previous month. The interest rate at
                  September 30, 1999, was 8.25%.                                                  88,000

              H.  Note payable to seller on acquisition of product brands payable in equal monthly installments of $2,786, plus
                  interest, until November 1, 2000, with any unpaid balance
                  payable December 1, 2000. The interest rate is the highest prime rate during the previous month. The interest rate at
                  September 30, 1999, was 8.25%.                                                  39,000

              I.  Note payable secured by equipment payable in equal monthly installments of $14,000, plus interest at 15%, until
                  November 1, 2001, with any unpaid balance payable December 1,
                  2001.                                                                          360,000

              J.  Note payable to seller on acquisition of product brand payable in equal monthly installments of $12,000, plus interest, until
                  September 15, 2001 The interest rate is the highest prime rate during the previous month. The interest rate at September 30,
                  1999, was 8.25%.                                                               276,000

              K.  Note payable to seller on acquisition of product brand payable in equal monthly installments of $20,000, plus interest, until
                  September 15, 2001. The interest rate is the highest prime rate during the previous month. The interest rate at September
                  30, 1999, was 8.25%.                                                           480,000

              L.  Note payable secured by product brand, payable in monthly installments of $10,000, plus interest at 20%, commencing
                  August 15, 1999.                                                               180,000

              M.  Note payable secured by product brand, payable in monthly installments of $5,000, plus interest at 20%, commencing
                  October 20, 1999.                                                              100,000
                                                                                            ------------
                                                                                               2,567,000
                  Less current portion                                                        (1,403,000)
                                                                                            ------------
                                                                                            $  1,164,000
                                                                                            ============

                                       20

NOTE 9 -      LONG-TERM DEBT MATURITIES

              At September 30, 1999, the Company was committed to the following minimum principal payments.

                                       YEAR ENDING                              RELATED
                                      SEPTEMBER 30,                             PARTIES              OTHERS
                                      -------------                        ------------          ------------
                                          2000                             $    495,000          $  1,403,000
                                          2001                                  120,000               971,000
                                          2002                                  120,000                48,000
                                          2003                                  120,000                24,000
                                          2004                                  120,000                24,000
                                       Thereafter                             2,132,000                97,000
                                                                           ------------          ------------
                                          Total                            $  3,107,000          $  2,567,000
                                                                           ============          ============

NOTE 10 -     COMMITMENTS AND CONTINGENCIES

              LEASE COMMITMENTS

              At September 30, 1999, the Company was committed to its Chairman and to others under noncancelable operating leases for land and buildings requiring minimum annual rentals as follows:

                                       YEAR ENDING
                                      SEPTEMBER 30,                            OTHERS               CHAIRMAN
                                      -------------                        ------------          ------------
                                          2000                             $    391,000          $    134,000
                                          2001                                   65,000               134,000
                                          2002                                        -               134,000
                                          2003                                        -               134,000
                                          2004                                        -               134,000
                                       Thereafter                                     -               156,000
                                                                           ------------          ------------
                                          Total                            $    456,000          $    826,000
                                                                           ============          ============

              Generally, the leases provide that maintenance, insurance and a portion of property taxes are to be paid by the Company. The Company also has a right of first refusal to acquire most of the buildings which it leases. The Company's rental expense for the years ended September 30, 1999, and 1998, was $521,000 for each year.

              Some of the above leases are subleased to other companies. Two of the three subleases are long term with annual rental revenues as follows:

                                       YEAR ENDING                            SUBLEASE
                                      SEPTEMBER 30,                           REVENUES
                                      -------------                        ------------
                                          2000                             $     97,600
                                          2001                                   16,300
                                                                           ------------

                                          Total                            $    113,900
                                                                           ============

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

              In August 1995 the Company was informed that the EPA entered into an Administrative Order of Consent with Cardinal Industrial Finishes ("Cardinal") for a PRP lead remedial investigation and feasibility study (the "Study") which, the EPA states, will both characterize the extent of groundwater contamination in South El Monte and analyze alternatives to control the spread of contamination. The Company and others have entered into the South El Monte Operable Unit Site Participation Agreement with Cardinal pursuant to which, among other things, Cardinal will contract with an environmental firm to conduct the Study. The Study has been completed. The Company's share of the cost of the Study is currently $15,000 and was accrued for in the financial statements as of September 30, 1995. The South El Monte Operable Unit (SEMOU) participants developed four remedial alternatives. The capital cost of the four alternatives range from $0 (no action) up to $3.49 million. The estimated annual operating cost for the four alternatives range from $0 (no action) to $770,300. Over a 30-year period, the total cost of the four alternatives range from $0 (no action) up to $13.05 million. The EPA prefers an alternative which estimates the capital cost up to $3.08 million, the annual operating cost at $.48 million, and the 30-year period total cost up to approximately $9.09 million. The selection of the actual alternative implemented is subject to public comment. At the present time, the Company does not know what its share of the cost may be, if any. Therefore, no additional accrual has been recognized as a liability on the Company's books.

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

              The Company believes the City of South El Monte does not appear to be located over any of the major plumes. However, the EPA has announced it is studying the possibility that, although the vadose soil and groundwater, while presenting cleanup problems, there may be a contamination by DNAPs (dense non-aqueous phase liquids), i.e., "sinkers", usually chlorinated organic cleaning solvents. The EPA has proposed to drill six "deep wells" throughout the City of South El Monte at an estimated cost of $1,400,000. The EPA is conferring with SEMPOA (South El Monte Property Owners Association) as to cost sharing on this project. SEMPOA has obtained much lower preliminary cost estimates. The outcome cost and exact scope of this are unclear at this time.

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

              The Company was recently notified by the EPA that the Company may have potential liability for waste material it disposed of at the Casmalia Disposal Site ("Site") located on a 252-acre parcel in Santa Barbara County, California. The Site was operational from 1973 to 1989, and over 10,000 separate parties disposed of waste there. The EPA stated that federal, state and local governmental agencies along with the numerous private entities that used the Site for waste disposal will be expected to pay their share as part of this settlement. The U.S. EPA is also pursuing the owner(s)/operator(s) of the Site to pay for Site remediation. The EPA has a settlement offer to the Company with respect to the Site for a cost of $373,950. The Company accrued a $374,000 charge in the first quarter of fiscal 1999 with respect to this possible liability. The Company has elected to file for relief from these obligations under the financial hardships option in the EPA's response form.

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

              The following table sets forth the number of shares under option and the related option prices at September 30, 1998, and 1999:




                                                                                            OPTION PRICE RANGE
                                                                             NUMBER              PER SHARE
                                                                         -------------      ------------------
              Outstanding at September 30, 1997 and 1998..............         205,500        $0.50 -- $1.3125
                  Canceled............................................          92,000        $1.3125
                                                                         -------------

              Outstanding at September 30, 1999.......................         113,500        $0.50
                                                                         =============

              At September 30, 1999, 113,500 shares are eligible to be exercised. No additional options can be granted under this plan.

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

              At September 30, 1999, options to purchase 5,000 shares were outstanding and 5,000 shares are eligible to be exercised at a price of $.50 per share. No additional options can be granted under this plan.

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


              The following table sets forth the number of shares under option and the related option price at September 30, 1999:







                                                                                            OPTION PRICE RANGE
                                                                            NUMBER              PER SHARE
                                                                           -------          ------------------
              Outstanding at September 30, 1998 and 1999..............     980,000          $.16-- $.22

              As of September 30, 1999, options to purchase 980,000 shares were outstanding and 583,000 shares are eligible to be exercised at an average price of $.18 per share under the 1997 Employee Incentive Stock Option Plan. No additional options can be granted under this plan.

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


              The following table sets forth the number of shares under option and the related option price at September 30, 1999:

                                                                                            OPTION PRICE RANGE
                                                                            NUMBER               PER SHARE
                                                                           -------          ------------------
              Outstanding at September 30, 1998 and 1999..............     150,000              $.16

              At September 30, 1999, 100,000 shares are eligible to be exercised under the 1997 Stock Option Plan. There are no shares available for future grant under the plan as of September 30, 1999.

NOTE 12 -     INCOME TAXES

              As of September 30, 1999, the Company had net operating loss (NOL) carryforwards of approximately $10,000,000 for Federal and $3,000,000 for California which for tax purposes can be used to offset future Federal and California income taxes. The differences in the state carryforwards relate primarily to the treatment of loss carryforwards and depreciation of property, plant and equipment. The Federal carryforwards expire from 2005 through 2020; California expires from 2000 through 2005. The Company has provided an allowance for the entire amount of the deferred asset applicable to the NOL.

NOTE 13 -     FOURTH QUARTER RESULTS (UNAUDITED)

              The Company's unaudited operating loss for the fourth quarter, ended September 30, 1999, was $90,000. The Company's average loss over the prior three quarters (before extraordinary loss), during fiscal 1999, was approximately $25,000 per quarter. The fourth quarter loss of $90,000 was higher because of the auditor's adjustments resulting from the year end physical inventory and an accrual of a heretofore contingent liability.

NOTE 14 -     ACQUISITIONS

              On February 17, 1998, the Company purchased certain assets of the PAIN-A-LAY(R) throat spray line from Medtech Laboratories, Inc. for $70,000. The Company is required to make five payments of $14,000 each plus interest at 10% starting 61 days after the close. In addition, the Company purchased for cash inventory valued at $27,764.

              On September 28, 1998, the Company purchased certain assets of the EVAC-U-GEN(R) brand of laxatives from Walker, Corp. & Co., Inc. for $234,000. The Company remitted $100,000 at closing and is required to make monthly payments of $5,300, plus interest, beginning November 25, 1998 and ending September 25, 2001. This note is personally guaranteed by the Company's Chairman. The interest rate is equal to the highest prime rate during any one period. In addition, the Company purchased certain inventories from Walker, Corp. & Co., Inc. for $54,500 at closing.

              On October 1, 1998, the Company purchased certain assets of the Cheracol(R) cough syrup, Comhist(R) decongestant tablets and Entuss(R) expectorant product lines from Roberts Pharmaceutical Corporation for $684,934. The Company remitted $600,000 at closing and is required to make monthly payments of $3,538, plus interest at prime, commencing January 1, 1999, and ending November 1, 2000. In addition, the Company purchased certain inventory for $150,800 for which the Company is required to make monthly payments of $6,283, plus interest at prime, commencing January 1, 1999, and ending November 1, 2000. In March, 1999 the buyer and seller mutually agreed to reduce the purchase price to $666,863 and the monthly payments were adjusted from $3,538 to $2,786. The maturity date is unchanged.

              On December 1, 1998, the Company purchased certain assets of seven over-the-counter products from Numark Laboratories, Inc. for $430,000 of which $100,000 was inventory. The Company remitted the full $430,000 at closing.

              On April 23, 1999, the Company purchased certain assets of the Lady Esther(R) facial cream and powder product line from Numark Laboratories, Inc. for $220,000. The Company remitted $220,000 at closing. In addition, the Company purchased certain inventory for $169,000.

              On June 29, 1999, the Company purchased certain assets of the Take-Off(R), pre-moistened makeup remover cloths product line from Premier Consumer Products, Inc. and Advanced Polymer Systems, Inc. for $1,000,000. The Company remitted $200,000 at closing and is required to make monthly payments of $32,000 plus interest at prime commencing September 15, 1999 and ending September 15, 2001. In addition, the Company purchased certain inventory for approximately $70,000.

NOTE 15 -     SUBSEQUENT EVENTS (UNAUDITED)

              On October 29, 1999, the Company and its asset based financing lender mutually agreed to modify the Loan and Security Agreement whereby the maximum revolving advance was increased to $1,400,000 from $1,100,000 based on domestic accounts receivable. All other terms and conditions of the Agreement remain unchanged.

              On November 15, 1999, the Company purchased certain assets of product lines from U.S. Dermatolgics, Inc. which includes Cope(R), a tension headache relief tablet, and Astring-o-Sol(R), a concentrated mouthwash, for $400,000. The Company has remitted $200,000 at closing and is required to make twenty-four equal monthly installments of $8,000 plus interest at a rate equal to the highest prime rate (published in the Wall Street Journal) during the preceding month commencing January 25, 2000 and ending on December 25, 2001, and a final payment of all remaining principal due on January 25, 2002. Included in the above purchase price was certain inventories valued at approximately $60,000.

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

                                                       A DIRECTOR
                                 POSITIONS HELD        OR OFFICER      PRINCIPAL OCCUPATION
NAME                    AGE      WITH COMPANY          SINCE           DURING THE PAST FIVE YEARS (1)
----                    ---     --------------         ---------- -------------------------------------------------------------
Dr. Henry L. Lee         73     Director               1971       Chairman  of the  Board  of  Lee  Pharmaceuticals through
                                                                  April  1995  when  he  retired,  available  as  a consultant, currently a Director of the Company

Ronald G. Lee            47     President, Chairman    1977       President  and since April 1995,  Chairman of the Board
                                and Director                      of the Company

Michael L. Agresti       57     Vice President -       1977       Vice President - Finance, Treasurer and Secretary
                                Finance, Treasurer                of the Company
                                and Secretary

William M. Caldwell IV   52     Director               1987       President of Union Jack Group, a merchant
                                                                  banking firm

         (1) None of the companies named, other than the Company, is a parent, subsidiary or other affiliate of the Company.

FAMILY RELATIONSHIPS

         Ronald G. Lee is the son of Dr. Henry L. Lee.


ITEM 10.      EXECUTIVE COMPENSATION.

     The following table sets forth information with respect to remuneration paid by the Company to the executive officers of the Company with total annual salary and bonus of at least $100,000 for services in all capacities while acting as officers and directors of the Company during the fiscal years ended September 30, 1999, 1998, and 1997.

                                            SUMMARY COMPENSATION TABLE
                                            --------------------------
                                                                              LONG TERM
                                                                             COMPENSATION
                                            ANNUAL COMPENSATION                 AWARDS
                                            --------------------------       ------------
NAME AND                                                OTHER ANNUAL                                ALL OTHER
PRINCIPAL POSITION         YEAR       SALARY ($)      COMPENSATION ($)        OPTIONS (#)        COMPENSATION ($)
------------------        ------      ----------      ----------------       ------------        ----------------
Ronald G. Lee              1999          228,854          3,985   (1)              --  (2)               --
   President, Chairman     1998          222,574          3,471   (1)         212,000  (2)               --
   (since April 26, 1995)  1997          220,616          5,617   (1)         568,000  (2)               --
   & Director


  (1) Includes reimbursement of medical and dental expenses not covered by the Company's insurance plan of $3,985, $3,471, and $5,617, respectively, in 1999, 1998, and 1997.

  (2) No stock options were granted during fiscal year 1999. The Company granted 212,000 stock options on January 28, 1998 which had an option price of $.22 at the date of grant and 568,000 stock options on March 12, 1997, which had an option price of $.176 at the date of grant.

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
Ronald G. Lee                    529,333/330,667


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The following table sets forth the persons who, as of November 30, 1999, were known to the Company to be beneficial owner of more than five percent of the Company's Common Stock:


                                      NAME AND ADDRESS                  AMOUNT AND NATURE            PERCENTAGE
         TITLE OF CLASS               OF BENEFICIAL OWNER            OF BENEFICIAL OWNERSHIP          OF CLASS
         Common Stock                 Ronald G. Lee                      1,648,515 shares  (1)           35%
                                      1444 Santa Anita Avenue
                                      South El Monte, CA 91733

         Common Stock                 Dr. Henry L. Lee                     222,334 shares  (1) (2)        5%
                                      1444 Santa Anita Avenue
                                      South El Monte, CA 91733

(1) Includes shares subject to options exercisable at or within 60 days after December 31, 1999.

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


                                      NAME OF                           AMOUNT AND NATURE            PERCENTAGE
         TITLE OF CLASS               BENEFICIAL OWNER               OF BENEFICIAL OWNERSHIP          OF CLASS
         Common Stock                 Ronald G. Lee                      1,648,515 shares  (1)           35%
         Common Stock                 Dr. Henry L. Lee                     222,334 shares  (2)            5%
         Common Stock                 William M. Caldwell IV                55,000 shares  (1)            1%
         Common Stock                 All officers and directors
                                       as a group (4 persons)            2,107,218 shares  (1) (2)       43%

(1) Includes shares subject to options exercisable at or within 60 days after December 31, 1999.

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

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Exhibits. The following exhibits have been or are being filed herewith, and are numbered in accordance with Item 601 of Regulation S-B:

         The following exhibits are filed herewith:

                  10.46   -  Promissory note evidencing advance made to the
                             Registrant

                  27      -  Financial data schedule

         The following exhibits have previously been filed by the Company:

                   3.1    -  Articles of Incorporation, as amended (1)

                   3.4    -  By-laws, as amended December 20, 1977 (2)

                   3.5    -  Amendment of By-laws effective March 14, 1978 (2)

                   3.6    -  Amendment to By-laws effective November 1, 1980 (3)

                  10.1    -  Qualified Stock Option Plan  including forms of
                             grant (4)

                  10.2    -  1985 Employee Incentive Stock Option Plan (5)

                  10.3    -  Description of bonus agreements between the
                             Registrant and its officers (2)

                  10.4    -  Lease dated December 1, 1990, for the premises
                             located at 1470 Santa Anita Avenue, South El Monte, California (6)

                  10.5    -  Lease dated April 16, 1990, for the premises
                             located  at 1425 and 1427  Lidcombe Avenue,
                             South El Monte, California (6)

                  10.6    -  Lease dated April 16, 1990, for the premises
                             located at 1434 Santa Anita Avenue, South
                             El Monte, California (6)

                  10.7    -  Lease dated April 16, 1990, for the premises
                             located at 1460 Santa Anita Avenue, South
                             El Monte, California (6)

                  10.8    -  Lease dated April 16, 1990, for the premises
                             located at 1457 Lidcombe, South El Monte,
                             California (6)

                  10.9    -  Lease dated April 16, 1990, for the premises
                             located at 1500 Santa Anita Avenue, South El Monte, California (6)

                  10.10   -  Lease dated April 16, 1990, for the premises
                             located at 1516 Santa Anita Avenue, South El Monte, California (6)

                  10.11   -  Lease dated March 1, 1991, for the premises
                             located at 1444 Santa Anita Avenue, South El Monte, California (6)

                  10.12   -  Lease dated March 1, 1991, for the premises
                             located at 1445 Lidcombe Avenue, South El Monte, California (7)

                  10.13   -  Promissory notes which were amended in September
                             1992 evidencing advances by the Registrant's officers and directors (8)

                  10.14   -  Promissory notes which were amended in September
                             1994 evidencing advances by the Registrant's officers and directors (9)

                  10.15   -  Promissory notes evidencing advances made to the
                             Registrant's officers and directors (9)

                  10.16   -  Promissory notes evidencing advances made to the
                             Registrant (9)

                  10.17   -  Promissory notes which were amended in January 1995
                             evidencing advances by the Registrant's officers and directors (10)

                  10.18   -  Promissory notes evidencing advances made by the
                             Registrant's officers and directors (10)

                  10.19   -  Promissory notes which were amended in July 1995
                             evidencing advances made to the Registrant (10)

                  10.20   -  Royalty agreement dated August 31, 1994, between
                             Lee Pharmaceuticals and The Fleetwood Company, regarding a brand acquisition (10)

                  10.21   -  Royalty agreement dated October 4, 1988, between
                             Lee Pharmaceuticals and Roberts Proprietaries, Inc. regarding a brand acquisition (10)

                  10.22   -  Note payable to bank dated April 26, 1996,
                             between Lee Pharmaceuticals and San Gabriel Valley Bank, secured by the deed on land and building (11)

                  10.23   -  Loan and security agreement dated May 21, 1996,
                             between Lee Pharmaceuticals and Preferred Business Credit, Inc. regarding a revolving credit facility financing (11)

                  10.24   -  Secured promissory note dated September 17, 1996,
                             between Lee Pharmaceuticals and Preferred Business Credit, Inc. (12)

                  10.25   -  Promissory notes evidencing advances made by the
                             Registrant (12)

                  10.26   -  Promissory notes which were amended in July 1996
                             evidencing advances made to the Registrant (12)

                  10.27   -  Sublease dated November 22, 1995, for the premises
                             located at 1460 Santa Anita Avenue, South El Monte, California (12)

                  10.28   -  Sublease dated June 11, 1996, for the premises
                             located at 1470 Santa Anita Avenue, South El Monte, California (12)

                  10.29   -  Lease dated December 1, 1995, for the premises
                             located at 1444 Santa Anita Avenue, South El Monte, California (12)

                  10.30   -  Lease dated December 1, 1995, for the premises
                             located at 1445 Lidcombe Avenue, South El Monte, California (12)

                  10.31   -  1997 Employee Incentive Stock Option Plan (13)

                  10.32   -  1997 Stock Option Plan (13)

                  10.33   -  Promissory note which was amended in October 1997
                             evidencing advances made to the Registrant (14)

                  10.34   -  Promissory notes which were amended (modified) in
                             December 1997 evidencing advances made to the Registrant (14)

                  10.35   -  Modification of loan and security agreement dated
                             September 10, 1997, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (14)

                  10.36   -  Promissory note which was amended in February 1997
                             evidencing advances made to the Registrant (14)

                  10.37   -  Secured promissory note dated October 21, 1996,
                             between Lee Pharmaceuticals and Roberts
                             Laboratories, Inc. (14)

                  10.38   -  Promissory note evidencing advance made to the
                             Registrant (15)

                  10.39   -  Promissory note evidencing advance made to the
                             Registrant (15)

                  10.40   -  Modification of loan and security agreement dated
                             May 21, 1996, between Lee Pharmaceuticals and Preferred Business Credit, Inc. regarding a revolving credit facility financing (16)

                  10.41   -  Modification of secured promissory note dated
                             August 29, 1997, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (16)

                  10.42   -  Secured promissory note dated May 15, 1998,
                             between Lee Pharmaceuticals and Preferred Business Credit, Inc. (16)

                  10.43   -  Continuing guaranty dated May 15, 1998, between
                             Lee Pharmaceuticals and Preferred Business Credit, Inc. (16)

                  10.44   -  Asset Purchase and Sale Agreement dated June 29,
                             1999, between Lee Pharmaceuticals (buyer) and Premier Consumer Products, Inc. (seller) and Advanced Polymer Systems, Inc., regarding a brand acquisition (17)

                  10.45   -  Promissory note evidencing advance made to the
                             Registrant (17)

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

             (15) Filed as Exhibits 10.37 and 10.38 with the Company's Form 10-QSB Quarterly Report for the three months ended December 31, 1997, filed with the Securities and Exchange Commission in February 1998 and incorporated herein by reference.

             (16) Filed as Exhibits 10.1, 10.2, 10.3, and 10.4 with the Company's Form 10-QSB Quarterly Report for the nine months ended June 30, 1998, filed with the Securities and Exchange Commission in August 1998 and incorporated herein by reference.

             (17) Filed as Exhibits 10.1 and 10.2 with the Company's Form 10-QSB Quarterly Report for the nine months ended June 30, 1999, filed with the Securities and Exchange Commission in August 1999 and incorporated herein by reference.

 (b)     Reports on Form 8-K:

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LEE PHARMACEUTICALS



   Date:    DECEMBER 22, 1999                RONALD G. LEE
         ------------------------            -------------------------------
                                             Ronald G. Lee
                                             Chairman of the Board and President


         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   Date:     DECEMBER 22, 1999               RONALD G. LEE
         ------------------------            -------------------------------
                                             Ronald G. Lee
                                             Chairman of the Board & President
                                             (Principal Executive,  Financial
                                             and Accounting Officer)
                                             and Director

   Date:     DECEMBER 22, 1999               HENRY L. LEE, JR.
         ------------------------            -------------------------------
                                             Henry L. Lee, Jr.
                                             Director

   Date:     DECEMBER 22, 1999               WILLIAM M. CALDWELL IV
         ------------------------            -------------------------------
                                             William M. Caldwell IV
                                             Director