Form 10QSB
period 1999-12-31
LEE PHARMACEUTICALS
filed 2000-02-11
CIK 58411

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           December 31, 1999
                               -------------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------   -----------------

Commission file number                       1-7335
                        --------------------------------------------------------

                               LEE PHARMACEUTICALS
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        California                                 95-2680312
--------------------------------        -------------------------------------
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

         As of December 31, 1999, there were outstanding 4,135,162 shares of common stock of the registrant.

         Transitional Small Business Disclosure Format (check one):
Yes            No     X
   ----------    -----------

                               LEE PHARMACEUTICALS
                                  BALANCE SHEET
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                        ASSETS
Cash                                                                                           $           6

Accounts and notes receivable (net of allowances: $157)                                                  988

Due from related party                                                                                   204

Inventories:
     Raw materials                                                         $       1,752
     Work in process                                                                 197
     Finished goods                                                                  458
                                                                           -------------
     Total inventories                                                                                 2,407

Other current assets                                                                                     409
                                                                                               -------------
     Total current assets                                                                              4,014

Property, plant and equipment (less
     accumulated depreciation and
     amortization: $6,211)                                                                               498

Goodwill and other assets, (net of
     accumulated amortization: $6,892)                                                                 3,622
                                                                                               -------------

        TOTAL                                                                                  $       8,134
                                                                                               =============



                       See notes to financial statements.

                               LEE PHARMACEUTICALS
                                  BALANCE SHEET
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


         LIABILITIES
Bank overdraft                                                                               $           127
Note payable to bank                                                                                   1,647
Current portion - notes payable, other                                                                 1,571
Current portion - note payable related party                                                             525
Accounts payable                                                                                       1,083
Other accrued liabilities                                                                                710
Environmental cleanup liability                                                                          366
Due to related parties                                                                                   659
Deferred income                                                                                           60
                                                                                             ---------------

         Total current liabilities                                                                     6,748
                                                                                             ---------------

Long-term notes payable to related parties                                                             2,582
                                                                                             ---------------

Long-term notes payable, other                                                                         1,053
                                                                                             ---------------

Environmental cleanup liability - Casmalia Site                                                          374
                                                                                             ---------------


         COMMITMENTS AND CONTINGENCIES

         STOCKHOLDERS' DEFICIENCY

Common stock, $.10 par value; authorized, 7,500,00 shares;
   issued and outstanding, 4,135,162 shares                                                              413

Additional paid-in capital                                                                             4,222

Accumulated deficit                                                                                   (7,258)
                                                                                             ---------------

         Total stockholders' deficiency                                                               (2,623)
                                                                                             ---------------

                  TOTAL                                                                      $         8,134
                                                                                             ===============



                       See notes to financial statements.

                               LEE PHARMACEUTICALS

                            STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                       FOR THE THREE MONTHS
                                                                                        ENDED DECEMBER 31,
                                                                                      1999              1998
                                                                                  -------------    -------------
                                                                                   (UNAUDITED)       (UNAUDITED)
Gross revenues                                                                    $      2,537     $      2,133
Less:    Sales returns                                                                    (193)            (127)
         Cash discounts and others                                                         (22)             (16)
                                                                                  ------------     ------------

Net revenues                                                                             2,322            1,990
                                                                                  ------------     ------------
Costs and expenses:

       Cost of sales                                                                     1,068              936
       Selling and advertising expense                                                     732              719
       General and administrative expense                                                  305              303
       Interest expense                                                                    216              188
                                                                                  ------------     ------------

Total costs and expenses                                                                 2,321            2,146
                                                                                  ------------     ------------

Income (loss) from operations                                                                1             (156)

Other income                                                                                17               15
                                                                                  ------------     ------------
Net income (loss) before extraordinary item                                                 18             (141)

Extraordinary loss related to Casmalia Disposal Site cleanup                                 -             (374)
                                                                                  ------------     ------------

Net income (loss)                                                                  $        18     $       (515)
                                                                                   ===========     ============

Per share:

       Basic income (loss) per share before extraordinary loss                     $       .00     $       (.03)
       Extraordinary loss                                                                    -             (.09)
                                                                                  ------------     ------------
       Basic income (loss)                                                         $       .00     $       (.12)
                                                                                   ===========     ============


                       See notes to financial statements.


                               LEE PHARMACEUTICALS
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                      FOR THE THREE MONTHS
                                                                                       ENDED DECEMBER 31,
                                                                                      1999              1998
                                                                                ----------------  ---------------
                                                                                    (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
   Net income (loss)..........................................................    $          18    $        (515)
     Loss from extraordinary item.............................................                -              374
                                                                                  -------------    -------------
   Net income (loss) before extraordinary item................................               18             (141)
                                                                                  -------------    -------------
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
   Depreciation...............................................................               35               33
   Amortization of intangibles................................................              220              209
   (Decrease) in deferred income..............................................              (16)             (16)
   (Gain) on disposal of property, plant, and equipment.......................                -                -
Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable.................................              (95)             216
   Decrease (increase) in due from related party..............................                1              (18)
   (Increase) in inventories .................................................              (76)            (181)
   Decrease (increase) in other current assets................................               45              (97)
   (Decrease) increase in accounts payable....................................               (6)             185
   Increase in due to related party...........................................               54               58
   Increase in notes payable, other...........................................              220              740
   Increase (decrease) in other accrued liabilities...........................               54              (34)
   (Decrease) in accrued royalties............................................              (26)            (295)
                                                                                  -------------    -------------
   Total adjustments..........................................................              410              800
                                                                                  -------------    -------------
     Net cash provided by operating activities................................              428              659
                                                                                  -------------    -------------

Cash flows from investing activities:
   Additions to property, plant, and equipment................................             (106)             (21)
   Proceeds from sale of equipment............................................                -                -
   Acquisition of product brands..............................................             (140)            (930)
                                                                                  -------------    -------------
     Net cash (used in) investing activities..................................             (246)            (951)
                                                                                  -------------    -------------

Cash flows from financing activities:

   (Payments on) bank loans...................................................               (6)              (2)
   (Payments on) proceeds from notes payable, other...........................             (209)             326
   Increase (decrease) in bank overdraft......................................               35              (51)
                                                                                  -------------    -------------
     Net cash (used in) provided by financing activities......................             (180)             273
                                                                                  --------------   -------------

Net increase (decrease) in cash...............................................                2              (19)
Cash, beginning of year.......................................................                4               42
                                                                                  -------------    -------------

Cash, end of period...........................................................    $           6    $          23
                                                                                  =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest...................................................................    $         174    $         148
                                                                                  =============    =============

Acquisition of product brands:
   Fair value of assets acquired..............................................    $         340    $       1,015
   Fair value of liabilities incurred.........................................             (200)             (85)
                                                                                   -------------   -------------
     Net cash payments........................................................    $         140    $         930
                                                                                  =============    =============

                       See notes to financial statements.

   NOTES TO FINANCIAL INFORMATION

1. Basis of presentation:

   The accompanying balance sheet as of December 31, 1999, and the statements of operations and cash flows for the periods ended December 31, 1999, and 1998, have not been audited by independent accountants but reflect all adjustments, consisting of any normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for such periods. The results of operations for the three months ended December 31, 1999, are not necessarily indicative of results to be expected for the year ending September 30, 2000.

   Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

   The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1999.

   The Company is involved in various matters involving environmental cleanup issues. SEE "Item 2. Management's Discussion and Analysis or Plan of Operations" herein and Note 10 of Notes to Financial Statements included in the Company's Form 10-KSB for the fiscal year ended September 30, 1999. The ultimate outcome of these matters cannot presently be determined. Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. The Company's proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated.

2. Basic income (loss) per share:

   Basic income (loss) per share is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents (common stock options) are not included in the calculation for the three months ended December 31, 1999 because the effect was immaterial. Common stock equivalents were not included in the loss for the three months ended December 31, 1998 because their effect on basic loss per share is anti-dilutive. The weighted average number of shares was 4,135,162 for all periods presented.

3. Note payable to bank:

   Effective April 26, 1996, the Company renewed its real estate loan with the bank. The note payable to the bank, secured by deed on land and building, requires a monthly payment of $4,200, including interest at the bank's reference rate plus 4%, maturing March 2001. At December 31, 1999, the interest rate was 12.5%. The note is guaranteed by the former Chairman of the Company and the Company's President.

4. Line of credit:

   Effective May 21, 1998, the Company renewed its accounts receivable financing, maturing May 2000, whereby 75% of the eligible domestic accounts receivable, not to exceed the greater of $1,100,000 or $1,100,000 less amounts advanced on inventory, can be advanced. The agreement is renewable for successive one year periods thereafter. Also, the agreement requires minimum monthly interest of $3,000 with an interest rate of 5% above Bank of America's prime rate. The financing agreement includes a $400,000 term loan on inventory which is incorporated in the working capital line of credit above. This term loan requires monthly payments of $11,110 with an interest rate of 6% above Bank of America's prime rate. Additionally, there is a separate $440,000 term loan on the Company's equipment. This financing is secured by a security interest in all of the Company's assets and requires monthly payments of $11,800 including interest at Bank of America's prime rate plus 6%.

   On October 29, 1999, the Company and it's asset based financing lender mutually agreed to modify the Loan and Security Agreement whereby the maximum revolving advance was increased to $1,400,000 from $1,100,000 based on domestic accounts receivable. All other terms and conditions of the Agreement remain unchanged.

5. Acquisitions:

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

   On April 23, 1999, the Company purchased certain assets of the Lady Esther-Registered Trademark- facial cream and powder product line from Numark Laboratories, Inc. for $220,000. The Company remitted $220,000 at closing. In addition, the Company purchased certain inventory for $169,000.

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

   On November 15, 1999, the Company purchased certain assets of product lines from U.S. Dermatologics, Inc. which includes Cope-Registered Trademark-, a tension headache relief tablet, and Astring-o-Sol-Registered Trademark-, a concentrated mouthwash, for $400,000. The Company has remitted $200,000 at closing and is required to make twenty-four equal monthly installments of $8,000 plus interest at a rate equal to the highest prime rate (published in the Wall Street Journal) during the preceding month commencing January 25, 2000 and ending on December 25, 2001, and a final payment of all remaining principal due on January 25, 2002. Included in the above purchase price was certain inventories valued at approximately $60,000.

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   MATERIAL CHANGES IN RESULTS OF OPERATIONS
   THREE MONTHS ENDED DECEMBER 31, 1999, AND DECEMBER 31, 1998

   Gross revenues for the three months ended December 31, 1999, were $2,537,000, an increase of approximately $404,000 or 19% from the comparable three months period ended December 31, 1998. The increase in gross revenues was due to the added volume generated from the Lee-Registered Trademark-Lip-Ex-TM- lip balm line plus the recently acquired brands such as: Take-Off-Registered Trademark-, Lady Esther-Registered Trademark-, and seven items purchased from Numark Laboratories, Inc. These newly acquired brand acquisitions accounted for approximately $425,000 or 17% of the Company's total gross revenues. The increase in gross revenues was somewhat offset by the reduced sales of the nail category products, certain over-the-counter items and depilatories.

   Net revenues increased approximately $332,000 or 17% for the three months ended December 31, 1999, as compared to the three months ended December 31, 1998. The change in net revenues was due to the same explanations discussed above. The Company's sales returns increased approximately $66,000 or 52% when comparing the three months ended December 31, 1999 and 1998. The increase was a result of higher product returns related to prescription drug items.

   Cost of sales as a percentage of gross revenues was 42% for the three months ended December 31, 1999, compared to 44% for the comparative three months period ended December 31, 1998. The lower cost of sales percentage was due to a favorable product mix along with longer and more efficient production runs.

   Selling and advertising expenses increased $13,000 or 2% when comparing the three months ended December 31, 1999, with the three months ended December 31, 1998. The increase in expenses was mainly due to the following factors; 1) increased amortization expense ($33,500), the result of recent brand acquisitions, 2) additional cooperative advertising ($48,000), and 3) higher freight costs
   ($47,000). The above increases were offset by decreases in royalty expense ($82,000) due to the expiration of the write-off period, lower consultant fees ($14,000), and insurance expense ($9,600).

   General and administrative expenses increased $2,000 when comparing the three months ended December 31, 1999, with the three months ended December 31, 1998.

   Interest expense increased $28,000 or 15% when comparing the three months ended December 31, 1999, with the three months ended December 31, 1998. The increase was due to increased borrowing from the Company's asset based financing lender and additional liability commitments as a result of recent brand acquisitions. Also, contributing to the increase was a higher prime interest rate, 8.5% versus 7.75%, at December 31, 1999 and December 31, 1998, respectively.

   LIQUIDITY AND CAPITAL RESOURCES

   During the three months ended December 31, 1999, working capital was a negative $2,734,000 compared with a negative $2,409,000 as of September 30,1999. The ratio of current assets to current liabilities was .6 to 1 at December 31, 1999, and September 30, 1999. The increase in the Company's negative working capital was due to an increase in borrowing on notes payable, and increases in notes payable to its asset based financing lender.

   The Company has an accumulated deficit of $7,258,000. The Company's past recurring losses and the nominal profit from operations in fiscal 1997 and the first quarter of fiscal 2000, and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

   In 1998, the Company initiated a comprehensive review of its computer systems to identify processes that could be adversely affected by Year 2000 issues. In addition, the Company identified computer application systems that required modification or replacement. The Company communicated with suppliers, vendors, and lenders to determine the extent to which those companies are addressing Year 2000 compliance issues.

   The Company currently estimates that the total cost for the Year 2000 project will be approximately $100,000. During fiscal year 1999, the Company incurred approximately $73,000 for charges related to its Year 2000 remediation effort. The remediation costs include internal labor costs, as well as fees and expenses paid to outside contractors specifically associated with programming and purchased hardware and upgraded software. The Company incurred approximately $13,000 in Year 2000 modication expenses during the quarter ended December 31, 1999.

   As of the date of this report, the Company has not experienced any material Year 2000 related problems. Based on currently available information, management does not believe that the Year 2000 matters discussed above will have a material adverse impact on the Company's financial condition or results of operations; however, because of the uncertainties in this area, no assurances can be given in this regard.

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

   In August 1995 the Company was informed that the EPA entered into an Administrative Order of Consent with Cardinal Industrial Finishes ("Cardinal") for a PRP lead remedial investigation and feasibility study (the "Study") which, the EPA states, will both characterize the extent of groundwater contamination in South El Monte and analyze alternatives to control the spread of contamination. The Company and others have entered into the South El Monte Operable Unit Site Participation Agreement with Cardinal pursuant to which, among other things, Cardinal will contract with an environmental firm to conduct the Study. The Study has been completed. The Company's share of the cost of the Study is currently $15,000 and was accrued for in the financial statements as of September 30, 1995. The South El Monte Operable Unit (SEMOU) participants developed four remedial alternatives. The capital cost of the four alternatives range from $0 (no action) up to $3.49 million. The estimated annual operating cost of the four alternatives range from $0 (no action) to $770,300. Over a 30-year period, the total cost of the four alternatives range from $0 (no action) up to $13.05 million. The EPA prefers an alternative which estimates the capital cost up to $3.08 million, the annual operating cost at $.48 million, and the 30-year period total cost up to approximately $9.09 million. The selection of the actual alternative implemented is subject to public comment. At the present time, the Company does not know what its share of the cost may be, if any. Therefore, no additional accrual has been recognized as a liability on the Company's books.

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

   The Company has been notified by the EPA that the Company may have potential liability for waste material it disposed of at the Casmalia Disposal Site ("Site") located on a 252-acre parcel in Santa Barbara
   County, California. The Site was operational from 1973 to 1989 and over 10,000 separate parties disposed of waste there. The EPA stated that federal, state and local governmental agencies along with the numerous private entities that used the Site for waste disposal will be expected to pay their share as part of this settlement. The U.S. EPA is also pursuing the owner(s)/operator(s) of the Site to pay for Site remediation. The EPA has a settlement offer to the Company with respect to the Site for a cost of $373,950. The Company accrued a $374,000 charge in the first quarter of fiscal 1999 with respect to this possible liability. The Company has elected to file for relief from these obligations under the financial hardships option in the EPA's response form.

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

The information set forth under Part I, Item 2, "Management's Discussion and Analysis or Plan of Operations - Environmental Matters" is incorporated herein by reference. SEE ALSO "Legal Proceedings" in the Company's Form 10-KSB for the fiscal year ended September 30, 1999.

Item 6.       The following exhibits are filed herewith:

              10.1    Promissory note evidencing advance made to the Registrant

              10.2 Modification of loan and security agreement dated October 29, 1999, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) regarding a revolving credit facility financing

              10.3 Modification of secured (by inventory) promissory note dated October 29, 1999, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.)

              10.4 Modification of secured (by equipment) promissory note dated October 29, 1999, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.)

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

                                                   LEE PHARMACEUTICALS
                                                   -------------------
                                                       (Registrant)



  Date:     February 9, 2000                    /s/ RONALD G. LEE
         ----------------------          --------------------------------------
                                                   Ronald G. Lee
                                          Chairman of the Board, President and
                                         Chief Financial and Accounting Officer