Form 10QSB
period 2000-03-31
LEE PHARMACEUTICALS
filed 2000-05-12
CIK 58411

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended               MARCH 31, 2000
                              ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
                              -----------------------  -----------------------








Commission file number                        1-7335
                       -------------------------------------------------------

                             LEE PHARMACEUTICALS
------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

             CALIFORNIA                             95-2680312
------------------------------------  ----------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

             1444 SANTA ANITA AVENUE, SOUTH EL MONTE, CALIFORNIA 91733
------------------------------------------------------------------------------
            (Address of principal executive offices) (Zip Code)

                                 (626) 442-3141
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     As of March 31, 2000 there were outstanding 4,135,162 shares of common stock of the registrant.

     Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                                    ---    ---

                               LEE PHARMACEUTICALS
                                  BALANCE SHEET
                                 MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                        ASSETS
Cash                                                                                           $           4

Accounts and notes receivable (net of allowances: $308)                                                  923

Due from related party                                                                                    61

Inventories:
     Raw materials                                                         $       1,877
     Work in process                                                                 178
     Finished goods                                                                  438
                                                                           -------------

     Total inventories                                                                                 2,493

Other current assets                                                                                     656
                                                                                               -------------
     Total current assets                                                                              4,137

Property, plant and equipment (less
     accumulated depreciation and
     amortization: $4,943)                                                                               506

Goodwill and other assets (net of
     accumulated amortization: $7,117)                                                                 3,452
                                                                                               -------------

        TOTAL                                                                                  $       8,095
                                                                                               =============


                                          See notes to financial statements.

                               LEE PHARMACEUTICALS
                                  BALANCE SHEET
                                 MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



              LIABILITIES
Bank overdraft                                                                               $           179
Note payable to bank                                                                                   1,545
Current portion - notes payable, other                                                                 1,575
Current portion - note payable related party                                                             490
Accounts payable                                                                                       1,277
Other accrued liabilities                                                                                772
Environmental cleanup liability                                                                          366
Due to related parties                                                                                   690
Deferred income                                                                                           44
                                                                                             ---------------

         Total current liabilities                                                                     6,938
                                                                                             ---------------
Long-term notes payable to related parties                                                             2,501
                                                                                             ---------------

Long-term notes payable, other                                                                           895
                                                                                             ---------------
Environmental cleanup liability - Casmalia Site                                                          374
                                                                                             ---------------

              COMMITMENTS AND CONTINGENCIES


              STOCKHOLDERS' EQUITY

Common stock, $10 per value; authorized, 7,500,00 shares;
    issued and outstanding, 4,135,162 shares.                                                            413

Additional paid-in capital                                                                             4,222

Accumulated deficit                                                                                   (7,248)
                                                                                             ---------------
         Total stockholders' equity                                                                   (2,613)
                                                                                             ---------------
                  TOTAL                                                                      $         8,095
                                                                                             ===============


                                          See notes to financial statements.

                               LEE PHARMACEUTICALS

                            STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                       ENDED MARCH 31,                    ENDED MARCH 31,

                                                     2000              1999             2000              1999
                                                 -----------       -----------      -----------       -----------
                                                 (UNAUDITED)       (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
Gross revenues                                 $      2,726     $      2,636   $          5,263    $      4,769
Less:    Sales returns                                 (266)            (133)              (459)           (260)
         Cash discounts and others                      (21)             (21)               (43)            (37)
                                                 -----------       -----------      -----------       -----------
Net revenues                                          2,439            2,482              4,761           4,472
                                                 -----------       -----------      -----------       -----------
Costs and expenses:

       Cost of sales                                  1,198            1,027              2,266           1,963
       Selling and advertising expense                  735              820              1,467           1,539
       General and administrative expense               287              344                592             647
       Interest expense                                 223              186                439             374
                                                 -----------       -----------      -----------       -----------
Total costs and expenses                              2,443            2,377              4,764           4,523
                                                 -----------       -----------      -----------       -----------
(Loss) income from operations                            (4)             105                 (3)            (51)

Other income                                             14               19                 31              34
                                                 -----------       -----------      -----------       -----------
Net income (loss) before extraordinary
       item                                              10              124                 28             (17)

Extraordinary loss related to Casmalia
       Disposal Site cleanup                              -                -                  -            (374)
                                                 -----------       -----------      -----------       -----------
Net income (loss)                              $         10     $        124      $          28    $       (391)
                                                 ===========       ===========      ===========       ===========

Per share:

       Net income (loss) per share before
          extraordinary loss                   $        .00     $        .03           $    .01            $.00

       Extraordinary loss                               .00              .00                .00            (.09)
                                                 -----------       -----------      -----------       -----------
       Net income (loss)                       $        .00     $        .03             $  .01    $       (.09)
                                                 ===========       ===========      ===========       ===========

                                        See notes to financial statements.

                               LEE PHARMACEUTICALS
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                       FOR THE SIX MONTHS
                                                                                         ENDED MARCH 31,
                                                                                      2000              1999
                                                                                  -------------    -------------
                                                                                   (UNAUDITED)      (UNAUDITED)
Cash flows from operating activities:
   Net income (loss)..........................................................    $          28    $        (391)
     Loss from extraordinary item.............................................                -              374
                                                                                  -------------    -------------
   Net income (loss) before extraordinary item................................               28              (17)
                                                                                  -------------    -------------
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
   Depreciation...............................................................               74               67
   Amortization of intangables................................................              445              423
   (Decrease) in deferred income..............................................              (33)             (33)
   Loss (gain) on disposal of property, plant, and equipment..................                1               (2)
Change in operating assets and liabilities:
   (Increase) in accounts receivable..........................................              (30)            (261)
   Decrease (increase) in due from related party..............................               93              (45)
   (Increase) in inventories .................................................             (162)            (125)
   (Increase) decrease in other current assets................................             (202)              91
   Increase in accounts payable...............................................              188              285
   Increase due to related party..............................................               20               51
   Increase in notes payable, other...........................................              122              712
   Increase in other accrued liabilities......................................               78              118
   Increase (decrease) in accrued royalities..................................               12             (329)
                                                                                  -------------    -------------
   Total adjustments..........................................................              606              952
                                                                                  -------------    -------------
     Net cash provided by operating activities................................              634              935
                                                                                  -------------    -------------

Cash flows from investing activities:
   Additions to property, plant, and equipment................................             (155)             (49)
   Proceeds from sale of equipment............................................                1                2
   Acquisitions of product brands.............................................             (194)            (930)
                                                                                  -------------    -------------
     Net cash (used in) investing activities..................................             (348)            (977)
                                                                                  -------------    -------------

Cash flows from financing activities:
   (Payments on) bank loans...................................................              (12)             (12)
   (Payments on) notes payable to related party...............................                -               (2)
   (Payments on) proceeds from notes payable, other...........................             (361)              73
   Increase (decrease) in bank overdraft......................................               87              (54)
                                                                                  -------------    -------------
     Net cash (used in) provided by financing activities......................             (286)               5
                                                                                  -------------    -------------

Net increase (decrease) in cash...............................................                0              (37)
Cash, beginning of year.......................................................                4               42
                                                                                  -------------    -------------

Cash end of period............................................................    $           4    $           5
                                                                                  =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest...................................................................    $         366    $         309
                                                                                  =============    =============

Acquisitions of product brands:
   Fair value of assets acquired..............................................    $         394    $         997
   Fair value of liabilities incurred.........................................             (200)             (67)
                                                                                  -------------    -------------
     Net cash payments........................................................    $         194    $         930
                                                                                  =============    =============

                                         See notes to financial statements.

     NOTES TO FINANCIAL INFORMATION

1.   Basis of presentation:

     The accompanying balance sheet as of March 31, 2000, and the statements of operations and cash flows for the periods ended March 31, 2000, and 1999, have not been audited by independent accountants but reflect all adjustments, consisting of any normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for such periods. The results of operations for the six months ended March 31, 2000, are not necessarily indicative of results to be expected for the year ending September 30, 2000.

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

2.   Basic income (loss) per share:

     Basic income (loss) per share is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents (common stock options) are not included in the calculation for the three months ended March 31, 2000 because the effect was immaterial. Common stock equivalents were not included in the profit for the three months ended March 31, 2000 because their effect on basic income per share is anti-dilutive. The weighted average number of shares was 4,135,162 for all periods presented.

3.   Note payable to bank:

     Effective April 26, 1996, the Company renewed its real estate loan with the bank. The note payable to the bank, secured by deed on land and building, requires a monthly payment of $4,200 including interest at the bank's reference rate plus 4%, maturing March 2001. At March 31, 2000, the interest rate was 13%. The note is guaranteed by the former Chairman of the Company and the Company's President.

4.   Line of credit:

     Effective May 21, 1998, the Company renewed its accounts receivable financing, maturing May 2000, whereby 75% of the eligible domestic accounts receivable, not to exceed the greater of $1,100,000 or $1,100,000 less amounts advanced on inventory can be advanced. The agreement is renewable for successive one year periods thereafter. Also, the agreement requires minimum monthly interest of $3,000 with an interest rate of 5% above Bank of America's prime rate. The financing agreement includes a $400,000 term loan on inventory which is incorporated in the working capital line of credit above. This term loan requires monthly payments of $11,110 with an interest rate of 6% above Bank of America's prime rate. Additionally, there is a separate $536,000 term loan on the Company's equipment. This financing is secured by a security interest in all of the Company's assets and requires monthly payments of $15,400 including interest at Bank of America's prime rate plus 6%.

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

     On January 31, 2000 the Company purchased certain assets of the product line Serutan-Registered Trademark-, toasted granules, a bulk-forming laxative, for $60,000 cash. Included in the purchase price was certain inventories valued at approximately $6,000.

6.   Related party transactions:

     In January 2000, non-cash transactions were recorded whereby $115,000 in prior cash advances to related parties were prepaid and offset against long-term notes of the same amount, due to the same related parties.

     In March 1999, a non-cash transaction was recorded whereby $193,000 in prior cash advances, to a related party, was prepaid and offset against a long-term note of the same amount, due to the same related party.

ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     MATERIAL CHANGES IN RESULTS OF OPERATIONS
     THREE MONTHS ENDED MARCH 31, 2000, AND MARCH 31, 1999

     Gross revenues for the three months ended March 31, 2000, were $2,726,000, an increase of approximately $90,000 or 3% from the comparable three months ended March 31, 1999. The increase in gross revenues was due to the new volume generated from the newly acquired brands such as; Cope-Registered Trademark-, Astring-o-Sol-Registered Trademark-, Lady Esther-Registered Trademark-, and Take-Off-Registered Trademark-. The newly acquired brands accounted for approximately $260,000 of the $461,000 increase. The Company also had increases in the Lee-Registered Trademark- Lip-Ex-TM- line of products. This increase was offset by reductions in the nail extender category ($98,000), depilatories ($25,000), Aquafilter-Registered Trademark- ($48,000), Klutch-Registered Trademark- ($34,000) and other over-the-counter items ($156,000).

     Net revenues decreased approximately $43,000 or 2% for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. The change in net revenues was due to the same explanations discussed above. The Company's sales returns increased approximately $133,000 or 100% when comparing fiscal years 2000 and 1999, due to the discontinuance of one of the Company's SKU's (stock keeping unit) at the retail store level, and the recall of a distributed item manufactured by one of the Company's co-packer.

     Cost of sales as a percentage of gross revenues was 44% for the three months ended March 31, 2000 compared to 39% for the comparative three months period ended March 31, 1999. The higher cost of sales percentage was due to increases in the Company's allowance for sales returns ($123,000) and inventory obsolescence reserve ($80,000).

     Selling and advertising expenses decreased $85,000 or 10% when comparing the three months ended March 31, 2000, with the three months ended March 31, 1999. The decrease in expenses was mainly due to the following factors;
     1) lower salesmen salaries plus related fringe benefits because of two fewer outside sales personnel ($33,000), 2) reduction in media print and media television advertising ($29,000), 3) finalization of several royalty commitments related to prior brand acquisitions ($97,000), 4) reduced convention costs because fewer shows were attended ($13,000), and a non-recurring warehouse allowance to a key customer during March 31, 1999 ($8,000). The above decreases were offset by increases in; 1) cooperative advertising expense ($40,000), 2) amortization expense ($33,000) the result of recent brand acquisitions, and 3) an accrual for bad debt expense ($30,000).

     General and administrative expenses decreased $57,000 or 17% when comparing the three months ended March 31, 2000, with the three months ended March 31, 1999. The decrease in expenses was mainly due to the following factors;
     1) lower management information systems (MIS) consulting services related to electronic data interchange (EDI) and Year 2000 readiness ($47,000), 2) reduced legal expenses ($13,000), and 3) a reduction in temporary help expense ($5,000). The decreases were partially offset by an increase in salaries and wages plus fringe benefits due to a new hire and a number of annual salary increases.

     Interest expense increased $37,000 or 20% when comparing the three months ended March 31, 2000, with the three months ended March 31, 1999. The increase was due to increased borrowings from the Company's asset based financing lender, additional liability commitments as a result of recent brand acquisitions, higher private borrowings at a higher interest rate and a higher prime interest rate related to certain borrowings which are tied to prime.

     MATERIAL CHANGES IN RESULTS OF OPERATIONS
     SIX MONTHS ENDED MARCH 31, 2000, AND MARCH 31, 1999

     Gross revenues for the six months ended March 31, 2000, were $5,263,000, an increase of approximately $494,000 or 10% from the comparable six months ended March 31, 1999. The increase in gross revenues was due to the sales revenues generated from the newly acquired brands such as; Cope-Registered Trademark-, Astring-o-Sol-Registered Trademark-, Lady Esther-Registered Trademark-, and Take-Off-Registered Trademark- plus an increase in the Lee-Registered Trademark- Lip-Ex-TM- line of products. The increased sales volume was partially offset by the lower sales revenues generated from the depilatory category, several over-the-counter items, and the nail extender category of products.

     Net revenues for the six months ended March 31, 2000 were $4,761,000, an increase of $289,000 from the comparable six months ended March 31, 1999. The higher sales volume was attributed to the newly acquired brands, namely Cope-Registered Trademark-, Astring-o-Sol-Registered Trademark-, Lady Esther-Registered Trademark-, and Take-Off-Registered Trademark- plus an increase in the Lee-Registered Trademark- Lip-Ex-TM- line of products. The increased sales volume was partially offset by the lower sales revenues generated from the depilatory category, several over-the-counter items, and the nail extender category of products. Also, the Company's sales returns were higher ($459,000 in fiscal 2000 versus $260,000 in fiscal 1999) than expected. The excessive sales return volume was the result of the discontinuance of one of the Company's SKU's at the retail store level plus the recall of a distributed product manufactured by one of the Company's co-packer.

     Cost of sales as a percentage of gross revenues for the six months ended March 31, 2000, as compared to the six months ended March 31, 1999, was 43% versus 41% respectively. The higher cost of sales percentage was due to increases in the Company's allowance for sales returns ($123,000) and inventory obsolescence reserve ($80,000).

     Selling and advertising expenses decreased $72,000 or 5% when comparing the six months ended March 31, 2000, with the six months ended March 31, 1999. The decreased expenses were basically due to; 1) lower salesmen salaries plus related fringe benefits the result of two fewer outside sales personnel ($40,000), 2) reduction in media print and television advertising ($46,000), 3) finalization of several royalty commitments related to prior brand acquisitions ($169,000), 4) reduced convention costs due to the fact that fewer shows were attended ($13,000), and a non-recurring warehouse allowance extended to a key customer during March 1999 ($8,000). The above decreases were offset by increases in; 1) cooperative advertising expense ($89,000), 2) amortization expense ($66,000) the result of recent brand acquisitions, 3) higher freight costs ($56,000), and 4) an accrual of bad debt expense ($30,000).

     General and administrative expenses decreased $55,000 or 9% when comparing the six months ended March 31, 2000, with the six months ended March 31, 1999. This decrease was principally due to the same factors outlined above when comparing the three months ended March 31, 2000, versus the comparable period ended March 31, 1999.

     Interest expense increased $65,000 or 17% when comparing the six months ended March 31, 2000, with the six months ended March 31, 1999. The increase was due to the explanations outlined above when comparing the three months ended March 31, 2000 versus the comparable period ended March 31, 1999.

     LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, working capital was a negative $2,801,000 compared with a negative $2,409,000 as of September 30, 1999. The ratio of current assets to current liabilities was .6 to 1 at March 31, 2000, and September 30, 1999. The increase in the Company's negative working capital was basically due to a decrease in other current assets and increases in notes payable to bank.

     The Company has an accumulated deficit of $7,248,000. The Company's past recurring losses and fiscal 2000's nominal net income and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due (has in past independent auditor's reports) raised substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

     The Company currently estimates that the total cost for the Year 2000 project will be approximately $100,000. During fiscal year 1999, the Company incurred approximately $73,000 for charges related to its Year 2000 remediation effort. The remediation costs include internal labor costs, as well as fees and expenses paid to outside contractors specifically associated with programming and purchased hardware and upgraded software. The Company incurred approximately $13,000 in Year 2000 modification expenses during the quarter ended December 31, 1999, and $4,000 during the quarter ended March 31, 2000.

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

     The Company and other property owners engaged Geomatrix Consultants, Inc., to do a survey of vadose soil and shallow groundwater in the "hot spots" detected in the previous studies. Geomatrix issued a report dated December 1, 1997 (the "Report"), on the impact of volatile organic compounds on the soil and groundwater at the Lidcombe and Santa Anita Avenue site located in South El Monte, California (which includes the Company's facilities). The Report indicated generally low concentrations of tetrachloroethene, trichloroethene and trichloroethane in the groundwater of the upgradient neighbor. The Report was submitted to the RWQCB for its comments and response. A meeting with the parties and RWQCB was held on February 10, 1998. The RWQCB had advised companies that vadose soil contamination is minimal and requires no further action. However, there is an area of shallow groundwater which has a higher than desired level of chlorinated solvents, and the RWQCB requested a proposed work plan be submitted by Geomatrix. Geomatrix has submitted a "Focused Feasibility Study" which concludes that there are five possible methods for cleanup. The most expensive are for a pump and sewer remediation which would cost between $1,406,000 and $1,687,000. The Company is actively exploring the less expensive alternative remediation methods, of which the two proposed alternatives range in cost between $985,000 and $1,284,000. Accordingly, the Company has taken the average of the two amounts ($985,000 and $1,284,000) as the total amount of estimated cost. Since there are four economic entities involved, the Company's best estimate was that its forecasted share would be 25% or $284,000 less the liability already recognized on the books of $162,000 thereby requiring an additional $122,000 liability. Accordingly, the Company recorded an additional accrual of $122,000 in the third quarter of fiscal 1998. The $122,000 accrual is in addition to the $79,000 accrual for the Monterey Site as will be explained in the following paragraph. The $79,000 accrual, in the third quarter of fiscal 1998, related to the Monterey Site as discussed below is not included in the $284,000 figure above. In April 2000, the Company received a Notice of Violation from the RWQCB. The Notice of Violation states that the Company and other property owners were required to submit a groundwater remedial action plan by November 1, 1999 and that the RWQCB has been advised that the Company and the other property owners were unable to submit the required remedial action plan because the Company and the other property owners could not agree on the allocation of financial responsibility to prepare the action plan. The RWQCB stated that it will no longer encourage the cooperative approach among the Company and the other property owners in completing the cleanup requirements and will pursue appropriate measures, including when necessary, enforcement actions. The RWQCB states that it may impose civil liability penalties of up to $1,000 per day from November 1, 1999 for failure to file the action plan. In light of these events, no assurances can be given that the cleanup costs and possible penalties will not exceed the amount of the Company's current accruals of $284,000 (which includes the $122,000 charge to income in the third quarter of fiscal 1998).

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

Item 4.       Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the registrant occurred on March 14, 2000. At that meeting, the following directors were elected:


                                                              VOTES
                                                 -----------------------------
        Director                                    FOR               WITHHELD
                                                    ---               --------
        Dr. Henry L. Lee                         3,446,054             115,917
        Ronald G. Lee                            3,444,052             117,919
        William M. Caldwell IV                   3,446,154             115,817


                                                      VOTES
                                       ---------------------------------------
                                       FOR      AGAINST    ABSTAIN    NON-VOTE
                                       ---      -------    -------    --------
The amendment to the Bylaws to
  reduce the authorized number
  of directors to not less than
  three nor more than five          1,656,705   73,807      13,877    1,818,382


                                                              VOTES
                                              ---------------------------------
                                                FOR        AGAINST     ABSTAIN
                                                ---        -------     -------
The appointment of George Brenner, CPA
  as independent auditor                     3,522,684      29,630      9,657

Item 6.       The following exhibits are filed herewith:

              10.1 -  Promissory note evidencing advance made to the Registrant

              27   -  Financial Data Schedule

              The following exhibits have previously been filed by the Company:

              3.1  -  Articles of Incorporation, as amended (1)

              3.4  -  By-laws, as amended December 20, 1997 (2)

              3.5  -  Amendment of By-laws effective March 14, 1978 (2)

              3.6  -  Amendment to By-laws effective November 1, 1980 (3)

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


                                                 LEE PHARMACEUTICALS
                                                 -------------------
                                                     (Registrant)




   Date:   May 12, 2000                           /s/ RONALD G. LEE
                                         ---------------------------------------
                                                     Ronald G. Lee
                                         Chairman of the Board, President and
                                         Chief Financial and Accounting Officer