Form 10QSB
period 2000-06-30
LEE PHARMACEUTICALS
filed 2000-08-11
CIK 58411

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended         JUNE 30, 2000
                               --------------------------------
                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from                    to
                               ------------------    ---------------------------


Commission file number                           1-7335
                      ----------------------------------------------------------

                             LEE PHARMACEUTICALS
--------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

               CALIFORNIA                                95-2680312
--------------------------------------  ----------------------------------------
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

           As of June 30, 2000 there were outstanding 4,135,162 shares of common stock of the registrant.

         Transitional Small Business Disclosure Format (check one):
Yes             No      X
    --------       ----------

                                                                   Form 10-QSB

                               LEE PHARMACEUTICALS
                                  BALANCE SHEET
                                  JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
                                     ASSETS


Cash                                                                      $    5

Accounts and notes receivable (net of allowances: $224)                      725

Due from related party                                                       115

Inventories:
     Raw materials                                            $1,756
     Work in process                                             248
     Finished goods                                              432
                                                             -------

     Total inventories                                                     2,436

Other current assets                                                         425
                                                                           -----
     Total current assets                                                  3,706

Property, plant and equipment (less
     accumulated depreciation and
     amortization: $4,982)                                                   524

Goodwill and other assets (net of
     accumulated amortization: $7,336)                                     3,233
                                                                          ------
        TOTAL                                                             $7,463
                                                                         =======


                    See notes to financial statements.

                                                                   Form 10-QSB

                               LEE PHARMACEUTICALS
                                  BALANCE SHEET
                                  JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
                                  LIABILITIES

Bank overdraft                                                            $  104
Note payable to bank                                                       1,311
Notes payable, other                                                       1,575
Current portion - note payable related party                                 520
Accounts payable                                                           1,365
Other accrued liabilities                                                    430
Environmental cleanup liability                                              366
Due to related parties                                                       746
Deferred income                                                               27
                                                                          ------
       Total current liabilities                                           6,444
                                                                          ------
Long-term notes payable to related parties                                 2,467
                                                                          ------
Long-term notes payable, other                                               779
                                                                          ------
Environmental cleanup liability - Casmalia Site                              374
                                                                          ------

       COMMITMENTS AND CONTINGENCIES

       STOCKHOLDERS' EQUITY

Common stock, $.10 per value; authorized, 7,500,00 shares;
       issued and outstanding, 4,135,162 shares.                             413

Additional paid-in capital                                                 4,222

Accumulated deficit                                                       (7,236)
                                                                          ------
       Total stockholders' equity                                         (2,601)
                                                                          ------
                  TOTAL                                                   $7,463
                                                                          ======

                       See notes to financial statements.

                                                                   Form 10-QSB

                               LEE PHARMACEUTICALS

                            STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                       ENDED JUNE 30,                      ENDED JUNE 30,
                                                   2000              1999             2000              1999
                                               -------------    -------------     -------------    -------------
                                                (UNAUDITED)       (UNAUDITED)      (UNAUDITED)       (UNAUDITED)

Gross revenues                                   $    2,063       $    2,034        $    7,326       $    6,803
Less:    Sales returns                                 (208)            (156)             (667)            (416)
         Cash discounts and others                      (21)             (25)              (64)             (62)
                                                 ----------       ----------        ----------       ----------

Net revenues                                          1,834            1,853             6,595            6,325
                                                 ----------       ----------        ----------       ----------

Costs and expenses:
       Cost of sales                                    833              775             3,099            2,738
       Selling and advertising expense                  532              645             1,999            2,184
       General and administrative expense               267              348               859              995
       Interest expense                                 208              173               647              547
                                                 ----------       ----------        ----------       ----------

Total costs and expenses                              1,840            1,941             6,604            6,464
                                                 ----------       ----------        ----------       ----------

Loss from operations                                     (6)             (88)               (9)            (139)

Other income                                             17               28                48               62
                                                 ----------       ----------        ----------       ----------

Net income (loss) before extraordinary item              11              (60)               39              (77)

Extraordinary loss related to Casmalia
   Disposal Site Cleanup                                  -                -                 -             (374)
                                                 ----------       ----------        ----------       ----------

Net income (loss)                                $       11       $      (60)       $       39       $     (451)
                                                 ==========       ==========        ==========       ==========

Per share:

       Net income (loss) per share before
          extraordinary loss                     $      .00       $     (.01)       $      .01       $     (.02)

       Extraordinary loss                                 -                -                 -             (.09)
                                                 ----------       ----------        ----------       -----------

       Net income (loss)                         $      .00       $     (.01)       $      .01       $     (.11)
                                                 ==========       ===========       ==========       ============

                              See notes to financial statements.

                                                                   FORM 10-QSB
                               LEE PHARMACEUTICALS
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                      FOR THE NINE MONTHS
                                                                                         ENDED JUNE 30,
                                                                                      2000              1999
                                                                                ----------------  ---------------
                                                                                  (UNAUDITED)       (UNAUDITED)

Cash flows from operating activities:
   Net income (loss)..........................................................    $          39    $        (451)
     Loss from extraordinary item.............................................                -              374
                                                                                  -------------    -------------
   Net income (loss) before extraordinary item................................               39              (77)
                                                                                  -------------    -------------
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
   Depreciation...............................................................              114              102
   Amortization of intangibles................................................              664              640
   (Decrease) in deferred income..............................................              (48)             (49)
   (Gain) on disposal of property, plant, and equipment.......................               (1)             (13)
Change in operating assets and liabilities:
   Decrease in accounts receivable............................................              168              418
   Decrease (increase ) in due from related party.............................               39             (167)
   (Increase) in inventories .................................................             (105)            (319)
   Decrease in other current assets...........................................               29               42
   Increase in accounts payable...............................................              276              166
   Increase in accounts payable related party.................................               76               91
   Increase in accrued liabilities-environmental cleanup......................                -               76
   (Decrease) increase in other accrued liabilities...........................             (242)             159
   (Decrease) in accrued royalties............................................               (3)            (363)
                                                                                  -------------    -------------
   Total adjustments..........................................................              967              783
                                                                                  -------------    -------------
     Net cash provided by operating activities................................            1,006              706
                                                                                  -------------    -------------
Cash flows from investing activities:
   Additions to property, plant, and equipment................................             (219)             (57)
   Proceeds from sale of equipment............................................                1               13
   Acquisitions of product brands.............................................             (194)          (1,350)
                                                                                  -------------    -------------
     Net cash (used in) investing activities..................................             (412)          (1,394)
                                                                                  -------------    -------------
Cash flows from financing activities:
   (Payments on) bank loans...................................................              (18)             (22)
   (Payments on) notes payable to related party...............................               (4)             (14)
   (Payments on) proceeds from notes payable, other...........................             (583)             636
   Increase in bank overdraft.................................................               12               50
                                                                                  -------------    -------------
     Net cash (used in) provided by financing activities......................             (593)             650
                                                                                  -------------    -------------

Net increase (decrease) in cash...............................................                1              (38)
Cash, beginning of year.......................................................                4               42
                                                                                  -------------    -------------

Cash end of period............................................................    $           5    $           4
                                                                                  =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest...................................................................    $         538    $         461
                                                                                  =============    =============
Acquisitions of product brands:
   Fair value of assets acquired..............................................    $         394    $       2,217
   Fair value of liabilities incurred.........................................             (200)            (867)
                                                                                  -------------    -------------
     Net cash payments........................................................    $         194    $       1,350
                                                                                  =============    =============

                                         See notes to financial statements.

                                                                   FORM 10-QSB


     NOTES TO FINANCIAL INFORMATION

1.   Basis of presentation:

     The condensed interim financial statements included herein have been prepared by Lee Pharmaceuticals without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained herein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999. The Company follows the same accounting policies in preparation of interim reports.

     Results of operations for the interim periods may not be indicative of annual results.

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

2.   Continued existence:

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's past recurring losses and fiscal 1977's nominal profit from operations, fiscal 2000's nominal net income and inability to generate sufficient cash flow from normal operations to meet its obligations as they became due, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.   Basic income (loss) per share:

     Basic income (loss) per share is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents (common stock options) are not included in the calculation for the three months ended June 30, 2000 because the effect was immaterial. Common stock equivalents were not included in the profit for the three months ended June 30, 2000 because their effect on basic income per share is anti-dilutive. The weighted average number of shares was 4,135,162 for all periods presented.

4.   Note payable, other:

     Effective April 26, 1996, the Company renewed its real estate loan with the bank. The note payable to the bank, secured by deed on land and building, requires a monthly payment of $4,200 including interest at the bank's reference rate plus 4%, maturing March 2001. At June 30, 2000, the interest rate was 13.5%. The note is guaranteed by the former Chairman of the Company and the Company's President.

5.   Note payable to bank:

     Effective May 19, 2000, the Company renewed its accounts receivable financing, maturing May 2002, whereby 75% of the eligible domestic accounts receivable, not to exceed $1,400,000 less amounts

                                                                   FORM 10-QSB


     loaned on inventory, not to exceed $400,000, can be advanced. The agreement is renewable for successive two-year periods thereafter. Also, the agreement requires minimum monthly interest of $3,000 with an interest rate of 5% above Bank of America's prime rate. The financing agreement includes a $400,000 term loan on inventory, which is incorporated in the working capital line of credit above. This term loan requires monthly payments of $11,110 with an interest rate of 6% above Bank of America's prime rate. Additionally, there is a separate $506,000 term loan on the Company's equipment. The financing is secured by a security interest in all of the Company's assets and requires monthly payments of $15,400 plus interest at Bank of America's prime rate plus 6%. The continuing personal guarantee by the Company's President, of the obligations of the Company, remains in force.

     On October 29, 1999, the Company and it's asset based financing lender mutually agreed to modify the Loan and Security Agreement whereby the maximum revolving advance was increased to $1,400,000 from $1,100,000 based on domestic accounts receivable and inventory. All other terms and conditions of the Agreement remain unchanged.

6.   Acquisition:

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

     On April 23, 1999, the Company purchased certain assets of the Lady Esther(R), facial cream and powder product line from Numark Laboratories, Inc. for $220,000. The Company remitted $220,000 at closing. In addition, the Company purchased certain inventory for $169,000.

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

     On November 15, 1999, the Company purchased certain assets of the product lines from U.S. Dermatologics, Inc. which includes Cope(R), a tension headache relief tablet, and Astring-o-Sol(R), a concentrated mouthwash, for $400,000. The Company has remitted $200,000 at closing and is required to make twenty-four equal monthly installments of $8,000 plus interest at a rate equal to the highest prime rate (published in the Wall Street Journal) during the preceding month commencing January 25, 2000 and ending on December 25, 2001, and a final payment of all remaining principal due on January 25, 2002. Included in the above purchase price was certain inventories valued at approximately $60,000.

     On January 31, 2000, the Company purchased certain assets of the product Serutan(R), toasted granules, a bulk-forming laxative, for $60,000 cash. Included in the purchase price was certain inventories valued at approximately $6,000.

7.   Related party transactions:

     In January 2000, non-cash transactions were recorded whereby $115,000 in prior cash advances to related parties were prepaid and offset against long-term notes of the same amount, due to the same related parties.

                                                                   FORM 10-QSB


     In March 1999 a non-cash transaction was recorded whereby $193,000 in prior cash advances, to a related party, was prepaid and offset against a long-term note, of the same amount, due to the same related party.

ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     MATERIAL CHANGES IN RESULTS OF OPERATIONS
     THREE MONTHS ENDED JUNE 30, 2000, AND JUNE 30, 1999

     Gross revenues for the three months ended June 30, 2000, were $2,063,000, an increase of approximately $29,000 or 1% from the comparable three months ended June 30, 1999. The increase in gross revenues was due to the added sales volume of the Lee(R) Lip-Ex(TM) line of products ($343,000) and the newly acquired brands (approximately $229,000). The increase was offset by declining sales volume of existing brands such as the depilatories ($231,000), Aquafilter(R) ($48,000) and other over-the-counter items ($223,000).

     Net revenues decreased approximately $19,000 or 1% for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. The change in net revenues was due to the same sales volume explanations discussed above as well as the increased sales returns discussed below. The Company's sales returns increased approximately $52,000 or 33% when comparing fiscal years 2000 and 1999 due to an increase in the allowance for sales returns along with higher returns of several over-the-counter drug items.

     Cost of sales as a percentage of gross revenues were 40% for the three months ended June 30, 2000, compared to 38% for the three months ended June 30, 1999. The higher cost of sales percentage was due to an increase ($129,000) in the Company's raw material purchases. In addition, direct labor and temporary help costs increased by $18,000 and the Company's depreciation expense was higher ($10,000) because new equipment was acquired.

     Selling and advertising expenses decreased $113,000 or 18% when comparing the three months ended June 30, 2000, with the three months ended June 30, 1999. The decrease in expenses was mainly due to the following factors; 1) finalization of several royalty commitments related to prior brand acquisitions ($54,000), 2) lower set-up charges associated with redesigned product packaging labels ($17,000), 3) reduction in media print and media television advertising ($15,000), 4) lower products liability insurance costs due to fewer claims ($14,000), and 5) reduction in consulting services ($11,000). The above decreases were offset by increases in amortization expense ($30,000), the result of recent brand acquisitions.

     General and administrative expenses decreased $81,000 or 23% when comparing the three months ended June 30, 2000, with the three months ended June 30, 1999. The decrease in expenses was mainly due to the following factors; 1) lower management information systems (MIS) consulting services related to electronic data interchange (EDI) and Year 2000 readiness ($29,000), 2) reduced travel and entertainment expenses ($24,000), and 3) a reduction in temporary help expenses ($7,000).

     Interest expense increased $35,000 or 20% when comparing the three months ended June 30, 2000, with the three months ended June 30, 1999. The increase was due to increased borrowings from the Company's asset based financing lender, additional liability commitments as a result of recent brand acquisitions, higher private borrowings at a higher interest rate and a higher prime interest rate related to certain borrowings which are tied to prime.

     MATERIAL CHANGES IN RESULTS OF OPERATIONS
     NINE MONTHS ENDED JUNE 30, 2000, AND JUNE 30, 1999

     Gross revenues for the nine months ended June 30, 2000, were $7,326,000 an increase of approximately $523,000 or 8% from the comparable nine months ended June 30, 1999. The increase in gross revenues was due to the sales revenues generated from the newly acquired brands such as; Cope(R), Astring-o-Sol(R), Lady Esther(R), Serutan(R), and Take-Off(R) ($841,000) plus an increase

                                                                   FORM 10-QSB


     in the Lee(R) Lip-Ex(TM) line of products ($740,000). The increased sales volume was partially offset by the lower sales revenues generated from the depilatory category, several over-the-counter items, and the continued decline of the nail extender category of products.

     Net revenues for the nine months ended June 30, 2000 were $6,595,000 an increase of $270,000 or 4% from the comparable nine months ended June 30, 1999. The change in net revenues was due to the same explanations discussed above. The Company's sales returns were higher ($667,000 in fiscal 2000 versus $416,000 in fiscal 1999). The excessive sales return volume was the result of the discontinuance of one of the Company's SKU's (stock keeping unit) at the retail store level; the recall of a distributed product manufactured by one of the Company's co-packers, along with higher comparative returns of Lee(R) Lip-Ex(TM).

     Cost of sales as a percentage of gross revenues for the nine months ended June 30, 2000, as compared to the nine months ended June 30, 1999, was 42% versus 40% respectively. The higher cost of sales percentage was due to an increase in the Company's inventory obsolescence reserve ($80,000).

     Selling and advertising expenses decreased $185,000 or 9% when comparing the nine months ended June 30, 2000, with the nine months ended June 30, 1999. The decreased expenses were basically due to; 1) finalization of several royalty commitments related to prior brand acquisitions ($149,000),
     2) reduction in media print and television advertising ($62,000), 3) lower salesmen salaries and related fringe benefits due to the replacement of three existing salesmen with two outside sales personnel ($46,000), 4) lower consulting services ($28,000), lower set-up charges associated with redesigned product packaging labels ($22,000), and 5) reduced convention costs due to the fact that fewer shows were attended ($8,000). The above decreases were offset by increases in; 1) amortization expenses ($96,000) the result of recent brand acquisitions, 2) an accrual of bad debt expense ($30,000), and 3) higher freight costs ($58,000).

     General and administrative expenses decreased $136,000 or 14% when comparing the nine months ended June 30, 2000, with the nine months ended June 30, 1999. The decrease was principally due to the same factors as listed when comparing the three months ended June 30, 2000, versus the comparable period ended June 30, 1999.

     Interest expense increased $100,000 or 18% when comparing the nine months ended June 30, 2000, with the nine months ended June 30, 1999. The increase was due to the explanations outlined above when comparing the three months ended June 30, 2000 versus the comparable period ended June 30, 1999.

     LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, working capital was a negative $2,738,000 compared with a negative $2,409,000 as of September 30, 1999. The ratio of current assets to current liabilities was .6 to 1 at June 30, 2000, and September 30, 1999. The increase in the Company's negative working capital was primarily due to increases in the current portion of notes payable - other (a result of increased private borrowings and a new note regarding a recent brand acquisition) and accounts payable along with decreases in accounts receivable.

     The Company has an accumulated deficit of $7,236,000. The Company's past recurring losses and fiscal 1997's nominal profit from operations, fiscal 2000's nominal net income and inability to generate sufficient cash flow from normal operations to meet its obligations as they became due, raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

     YEAR 2000 READINESS

     Based on currently available information, management does not believe that the Year 2000 computer matters will have a material adverse impact on the Company's financial condition or results of operations.

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

The Company's South El Monte manufacturing facility is also located over a large area of possibly contaminated regional groundwater, which is part of the San Gabriel Valley Superfund site. The Company has been notified that it is a potentially responsible party ("PRP") for the contamination. In 1995, the Company was informed that the EPA estimated the cleanup costs for the South El Monte's portion of the San Gabriel Valley Superfund site to be $30 million. The Company's potential share of such amount has not been determined. Superfund PRPs are jointly and severally liable for superfund site costs, and are responsible for negotiating among themselves the allocation of the costs based on, among other things, the outcome of environmental investigation.

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

                                                                    Form 10-QSB

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

The EPA has informed the Company that it has learned that the intermediate zone groundwater contamination in the western portion of the SEMOU has migrated further west and has now impacted the City of Monterey Park and Southern California Water Company production wells. The EPA stated that the City of Monterey Park Water Department, San Gabriel Valley Water Company and Southern California Water Company are planning to build treatment facilities for their wells. The EPA stated that these three water purveyors contacted some of the SEMOU PRPs, other than the Company, to seek funding to develop groundwater treatment facilities for the contaminated wells. A group of these PRPs calling themselves the "South El Monte Cooperative Group" has been formed and purportedly has reached a general agreement with the water purveyors to fund the development of treatment facilities and use the water purveyors' wells in an attempt to contain the groundwater contamination to meet EPA's goals. At this time, the EPA has not reviewed or approved any specific plan to address contamination at the purveyor wells, nor has the EPA compromised its right to recover response costs from any person who is legally responsible for contamination within the SEMOU. As of the date of this report, the Company has not been contacted by the South El Monte Cooperative Group in respect to its participation in any proposed cleanup activity. As a result, the Company is not able to determine what contribution, if any, it may be assessed in connection with this cleanup activity.

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

The Company and other property owners engaged Geomatrix Consultants, Inc., to do a survey of vadose soil and shallow groundwater in the "hot spots" detected in the previous studies. Geomatrix issued a report dated December 1, 1997 (the "Report"), on the impact of volatile organic compounds on the soil and groundwater at the Lidcombe and Santa Anita Avenue site located in South El Monte, California (which includes the Company's facilities). The Report indicated generally low concentrations of tetrachloroethene , trichloaethene and trichloroethane in the groundwater of the upgradient neighbor. The Report was submitted to the RWQCB for its comments and response. A meeting with the parties and RWQCB was held on February 10, 1998. The RWQCB had advised companies that vadose soil contamination is minimal and requires no further action. However, there is an area of shallow groundwater which has a higher than desired level of chlorinated solvents, and the RWQCB requested a proposed work plan be submitted by Geomatrix. Geomatrix has submitted a "Focused Feasibility Study" which concludes that there are five possible methods for cleanup. The most expensive are for a pump and sewer remediation which would cost between $1,406,000 and $1,687,000. The Company is actively exploring the less expensive alternative remediation methods, of which the two proposed alternatives range in cost between $985,000 and $1,284,000. Accordingly, the Company has taken the average of the two amounts ($985,000 and $1,284,000) as the total amount of estimated cost. Since there are four economic entities involved, the Company's best estimate was that its forecasted share would be 25% or $284,000 less the liability already recognized on the books of $162,000 thereby requiring an additional $122,000 liability. Accordingly,

                                                                    Form 10-QSB

the Company recorded an additional accrual of $122,000 in the third quarter of fiscal 1998. The $122,000 accrual is in addition to the $79,000 accrual for the Monterey Site as will be explained in the following paragraph. The $79,000 accrual, in the third quarter of fiscal 1998, related to the Monterey Site as discussed below is not included in the $284,000 figure above. In April 2000, the Company received a Notice of Violation from the RWQCB. The Notice of Violation states that the Company and other property owners were required to submit a groundwater remedial action plan by November 1, 1999 and that the RWQCB has been advised that the Company and the other property owners were unable to submit the required remedial action plan because the Company and the other property owners could not agree on the allocation of financial responsibility to prepare the action plan. The RWQCB stated that it will no longer encourage the cooperative approach among the Company and the other property owners in completing the cleanup requirements and will pursue appropriate measures, including when necessary, enforcement actions. The RWQCB states that it may impose civil liability penalties of up to $1,000 per day from November 1, 1999 for failure to file the action plan. In light of these events, no assurances can be given that the cleanup costs and possible penalties will not exceed the amount of the Company's current accruals of $284,000 (which includes the $122,000 charge to income in the third quarter of fiscal 1998).

Without any prior correspondence or inkling of the Company's potential liability, the EPA has recently informed the Company that the Company may have potential liability for the ongoing remediation of Operating Industries, Inc. (as they have gone out of business) Landfill Superfund Site in Monterey Park, California (the "Monterey Site"). The Monterey Site is a 190-acre landfill that operated from 1948 to 1984, in which the Company disposed of non-toxic pH balanced waste water on six occasions between 1974 and 1978. Over 4,000 companies have been identified as having contributed waste to the Monterey Site. The EPA offered to settle the Company's potential liability with respect to the Monterey Site for a cost to the Company of $79,233. The Company accrued a $79,000 charge in the third quarter of fiscal 1998 with respect to this possible liability. The Company elected to file for relief from these obligations under the financial hardship option in the EPA's response form. On June 30, 2000, the EPA informed the Company that the EPA believed the Company is able to pay the full settlement cost, but offered to reduce the amount of the settlement to $75,271. The Company is in the process of responding to this letter.

The Company was recently notified by the EPA that the Company may have potential liability for waste material it disposed of at the Casmalia Disposal Site ("Site") located on a 252-acre parcel in Santa Barbara County, California. The Site was operational from 1973 to 1989 and over 10,000 separate parties disposed of waste there. The EPA stated that federal, state and local governmental agencies along with the numerous private entities that used the Site for waste disposal will be expected to pay their share as part of this settlement. The U.S. EPA is also pursuing the owner(s)/operator(s) of the Site to pay for Site remediation. The EPA has a settlement offer to the Company with respect to the Site for a cost of $373,950. The Company accrued a $374,000 charge in the first quarter of fiscal 1999 with respect to this possible liability. The Company has elected to file for relief from these obligations under the financial hardship option in the EPA's response form. The Company, the EPA and certain PRPs have entered into an agreement tolling the applicable statutes of limitation. The Company was recently notified by the EPA that their request for a wavier, due to financial hardship, was "partially granted". Improvements in the bidding process has lowered the Company's estimated share down to $245,000 (from $374,000) and of that, the EPA was requesting that the Company pay $113,000, as a result of their findings on the application for wavier due to financial hardship. The Company is considering the EPA's request.

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

Item 6.  The following exhibits are filed herewith:

    10.1 - Modification of loan and security agreement dated May 19, 2000, between Lee Pharmaceuticals and Finova Capital
           Corporation (formerly Preferred Business Credit, Inc.)
           regarding a revolving credit facility financing

    10.2 - Modification of secured (by inventory) promissory note dated May 19, 2000, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.)

    10.3 - Modification of secured (by equipment) promissory note dated May 19, 2000, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.)

    10.4 - Modification of secured (by Accutek equipment) promissory note dated May 19, 2000, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.)

    10.5 - Modification of secured (by Accutek equipment) promissory note dated May 19, 2000, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.)

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

                                                      LEE PHARMACEUTICALS
                                                ------------------------------
                                                          (Registrant)

   Date:    AUGUST 11, 2000                               RONALD G. LEE
         --------------------                   ------------------------------
                                                          Ronald G. Lee
                                                Chairman of the Board, President
                                                    and Chief Financial and
                                                       Accounting Officer