Form 10KSB
period 2000-09-30
LEE PHARMACEUTICALS
filed 2000-12-22
CIK 58411

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


 (MARK ONE)

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          COMMISSION FILE NUMBER 1-7335

                               LEE PHARMACEUTICALS
                 (Name of small business issuer in its charter)

         CALIFORNIA                                     95-2680312
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

1444 SANTA ANITA AVENUE, SOUTH EL MONTE, CALIFORNIA 91733              91733
        (Address of principal executive offices)                     (Zip code)


                    ISSUER'S TELEPHONE NUMBER: (626) 442-3141


          SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT

                                                  NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                          ON WHICH REGISTERED

            None



SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: Common stock, par value $.10 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $9,862,000 Gross

As of the close of business on November 30, 2000, the aggregate market value of Lee Pharmaceuticals common stock held by nonaffiliates was $386,355.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, par value $.10; 4,135,162 shares outstanding as of the close of business on November 30, 2000.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

     The Company is engaged in the development, purchase, manufacture, and marketing of consumer personal care products and professional dental products, all of which are targeted for the improved well-being of the human body. The Company's business is directed to two main areas: (a) the development and marketing of a range of consumer products including over-the-counter items, health and beauty aids, cosmetics and prescription drug products containing controlled substances and (b) the manufacture and sale of materials and supplies for use in the professional dental health field. For all years presented, revenues, operating results and identifiable assets of the consumer products group were in excess of 93% of total Company operations.

     The Company's executive offices are located at 1444 Santa Anita Avenue, South El Monte, California 91733, and its telephone number is (626) 442-3141. The Company was incorporated in April 1971 as a California corporation.

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

     In fiscal 1999, the Company further expanded its Lee(R) Lip-Ex(TM) line to include lip balms with an SPF 15 protection and packaged the Lip-Ex in tubes (2 flavors) and sticks (6 flavors). In addition, the Company purchased several over-the-counter (OTC) brands and prescription drug products. On October 1, 1998, the Company acquired the following prescription drug products; Cheracol(R) cough syrup, Comhist(R) decongestant tablets and Entuss(R) expectorant from Roberts Pharmaceutical Corporation. On December 1, 1998, the Company acquired seven OTC products from Numark Laboratories, Inc. On April 23, 1999, the Company acquired Lady Esther(R) face cream and powder product line from Numark Laboratories, Inc. On June 29, 1999, the Company purchased the Take-Off(R) (premoistened makeup remover cloths) brand from Premier Consumer Products, Inc. and Advanced Polymer Systems, Inc.

     In fiscal 2000, the Company continued the expansion of the Lee(R) Lip-Ex(TM) line to include 6 new "fun" flavored SPF 15 sticks. In addition, a new line of lip gloss called "Sippers(TM)" was introduced. The Sippers(TM) include 6 fun flavored lip glosses packaged in stick format. The target markets include women and teenagers. On Novemer 15, 1999, the Company purchased Cope(R), a tension headache relief tablet, and Astring-o-Sol(R), a concentrated mouthwash, from U.S. Dermatologics, Inc. In addition, on January 31, 2000, the Company acquired Serutan(R), toasted granules, a bulk-forming laxative, from Numark Laboratories, Inc.

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

CONSUMER PRODUCTS COMPETITION

     The Consumer Products Division of the Company operates in a highly competitive environment. In the area of fingernail extension and over-the-counter drugs, the Company competes with many companies, most of which are larger and with greater financial resources.

     Competition in the depilatory product category is intense, with competitors even more numerous than in the artificial fingernail field. The acquisition of Zip Wax and Bikini Bare brands of hair removal products has given the Company two brands in this category.

     The Company continues to expand its product line via a combination of acquisitions and in-house development activity. The Company's consumer products line is no longer restricted solely to the cosmetics business.

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

     Material Safety Data Sheets (MSDS) are available on all its consumer finished products. The MSDSs are supplied to the Company's customers upon request.

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

                           APPLICABLE TO ALL SEGMENTS

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
                                                                              YEAR ENDED SEPTEMBER 30
                                                                           2000        1999        1998
                                                                           ----        ----        ----
                                                                           (000)       (000)       (000)
         United States export sales
           (except Canada)................................................$  276      $  241      $  430

RESEARCH PROGRAM

     The recent Company trend has been in the direction of brand acquisitions rather than extensive internal research and development. Effective July 1996 the Company eliminated its internal research and development department, and decided that future testing and research, that cannot be absorbed by its quality assurance and production control departments, will be placed outside the Company. As needed, clinical research on products is also done under contract with dental schools and clinics. The Company follows the policy of expensing all research and development costs when incurred. The Company did not have any internal research and development expenses during fiscal years September 30, 2000 and 1999.

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

PATENTS AND TRADEMARKS

     The Company has adopted the policy of making patent disclosures on its products and of filing applications for patents on the products or on aspects of their manufacture or use when appropriate. The Company owns nine U.S. patents, including Dental Restoration System and Method and owns the rights in a number of other U. S. patent applications pending. The Company believes that, while patent protection is desirable in certain areas, it is not essential; therefore, certain foreign patents have been abandoned as not necessary to the interest of the Company.

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

     Effective November 23, 1998, the Company applied for and was granted a Controlled Substance License with the Drug Enforcement Agency (DEA). The license is issued for one year and grants the Company the right to distribute prescription drug products containing controlled substance (s). As of February 15, 2000, the Company's DEA license was renewed.

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

     The Company and nearby property owners, in consort with their comprehensive general liability (CGL) carriers, engaged a consultant to perform a site investigation with respect to soil and shallow groundwater contamination over the entire city block. The CGL carriers provided $290,000 in funding which paid for the $220,000 study, $20,000 in legal fees for project oversight, and a $50,000 balance in the operating fund. Earlier the Company had accrued $87,500 as its proportionate share of the earlier quote of $175,000. Since that time, the overall scope of the project was increased to $205,000 plus $15,000 for waste water disposal, bringing the total to the above listed $220,000. The $87,500 accrual was not spent on this project (as the entire cost was borne by the CGL carriers), but remains on the books as an accrual against the cost of remediation of the same site that was included in the study.

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

     In August 1995, the Company was informed that the EPA entered into an Administrative Order of Consent with Cardinal Industrial Finishes ("Cardinal") for a PRP lead remedial investigation and feasibility study (the "Study") which, the EPA states, will both characterize the extent of groundwater contamination in South El Monte and analyze alternatives to control the spread of contamination. The Company and others entered into the South El Monte Operable Unit Site Participation Agreement with Cardinal pursuant to which, among other things, Cardinal contracted with an environmental firm to conduct the Study. The Study has been completed. The Company's share of the cost of the Study was $15,000 and was accrued for in the financial statements as of September 30, 1995. The South El Monte Operable Unit (SEMOU) participants developed four remedial alternatives. The capital cost of the four alternatives range from $0 (no action) up to $3.49 million. The estimated annual operating cost for the four alternatives range from $0 (no action) to $770,300. Over a 30-year period, the total cost of the four alternatives range from $0 (no action) up to $13.05 million. The EPA prefers an alternative which estimates the capital cost up to $3.08 million, the annual operating cost at $.48 million, and the 30-year period total cost up to approximately $9.09 million. The selection of the actual alternative implemented is subject to public comment. At the present time, the Company does not know what its share of the cost may be, if any. Therefore, no additional accrual has been recognized as a liability on the Company's books. The Company requested that the EPA conduct an "ability-to-pay evaluation" to determine whether the Company is entitled to an early settlement of this matter based upon a limited ability to pay costs associated with site investigation and remediation. In August 2000, the EPA informed the Company that it does not qualify for an early settlement at this time.

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

     By letter dated November 13, 2000, the Company was notified that the City of Monterey Park, San Gabriel Valley Water Company and Southern California Water Company intend to bring suit under the Safe Drinking Water and Toxic Enforcement Act of 1986 alleging that the Company has knowingly released volatile organic compounds in the soil and shallow groundwater beneath the Company's property between at least on or before November 8, 1996 and the present and has failed to promptly clean up all of the contamination. As of the date of this report, the Company has not been served with this lawsuit.

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

     The Company and other property owners engaged Geomatrix Consultants, Inc., to do a survey of vadose soil and shallow groundwater in the "hot spots" detected in the previous studies. Geomatrix issued a report dated December 1, 1997 (the "Report"), on the impact of volatile organic compounds on the soil and groundwater at the Lidcombe and Santa Anita Avenue site located in South El Monte, California (which includes the Company's facilities). The Report indicated generally low concentrations of tetrachloroethene, trichloaethene and trichloroethane in the groundwater of the upgradient neighbor. The Report was submitted to the RWQCB for its comments and response. A meeting with the parties and RWQCB was held on February 10, 1998. The RWQCB had advised companies that vadose soil contamination is minimal and requires no further action. However, there is an area of shallow groundwater which has a higher than desired level of chlorinated solvents, and the RWQCB requested a proposed work plan be submitted by Geomatrix. Geomatrix has submitted a "Focused Feasibility Study" which concludes that there are five possible methods for cleanup. The most expensive are for a pump and sewer remediation which would cost between $1,406,000 and $1,687,000. The Company is actively exploring the less expensive alternative remediation methods, of which the two proposed alternatives range in cost between $985,000 and $1,284,000. Since there are four economic entities involved, the Company's best estimate at this time, in their judgment, would be that their forecasted share would be $287,000 less the liability already recognized on the books of $165,000 thereby requiring an additional $122,000 liability. Accordingly, the Company recorded an additional accrual of $122,000 in the third quarter of fiscal 1998. The $122,000 accrual is in addition to the $79,000 accrual for the Monterey Site as will be explained in the following paragraph. The $79,000 accrual, in the third quarter of fiscal 1998, related to the Monterey Site is not included in the $287,000 figure above. In April 2000, the Company received a Notice of Violation from the RWQCB. The Notice of Violation states that the Company and other property owners were required to submit a groundwater remedial action plan by November 1, 1999, and that the RWQCB has been advised that the Company and the other property owners were unable to submit the required remedial action plan because the Company and the other property owners could not agree on the allocation of financial responsibility to prepare the action plan. The RWQCB stated that it will no longer encourage the cooperative approach among the Company and the other property owners in completing the cleanup requirements and will pursue appropriate measures, including when necessary, enforcement actions. The RWQCB states that it may impose civil liability penalties of up to $1,000 per day from November 1, 1999 for failure to file the action plan. In light of these events, no assurances can be given that the cleanup costs and possible penalties will not exceed the amount of the Company's current accruals of $287,000 (which includes the $122,000 charge to income in the third quarter of fiscal 1998).

     In July 2000, the property owners formed the Lidcombe & Santa Anita Avenue Work Group (LSAAW) in response to the RWQCB request for the preparation of an action plan. The LSAAW submitted a Focused Feasibility Study to the RWQCB for their review and approval of the selected remedial action method for the site. After receiving RWQCB approval, LSAAW obtained three cost proposals to implement the RWQCB approved pump and treat remedial method. According to these cost proposals, the lowest estimated costs for an assumed five (5) years of pump and treat remediation is $600,000. This cost is lower than the previous cost proposed work plan, discussed above, from Geomatrix Consultants, Inc. The capital costs including contingencies are approximately $300,000. The LSAAW is hopeful the Water Quality Authority (WQA) is willing and able to reauthorize its grant for one-half (1/2) of the capital costs of its remediation system construction not to exceed $150,000. It is estimated at this time that the reserves for the Company's share of this cost proposal are adequate since its prior accrual was based on the higher cost estimate from Geomatrix.

     Without any prior correspondence or inkling of the Company's potential liability, the EPA informed the Company that the Company may have potential liability for the ongoing remediation of Operating Industries, Inc. (as they have gone out of business) Landfill Superfund Site in Monterey Park, California (the "Monterey Site"). The Monterey Site is a 190 acre landfill that operated from 1948 to 1984, in which the Company disposed of non toxic pH balanced waste water on six occasions between 1974 and 1978. Over 4,000 companies have been identified as having contributed waste to the Monterey Site. The EPA has offered to settle the Company's potential liability with respect to the Monterey Site for a cost to the Company of $79,233. The Company accrued a $79,000 charge in the third quarter of fiscal 1998 with respect to this possible liability. The Company has elected to file for relief from these obligations under the financial hardship option in the EPA's response form. On June 30, 2000, the EPA informed the Company that the EPA believed the Company is able to pay the full settlement cost, but offered to reduce the amount of the settlement to $75,271. The Company is in the process of responding to this letter.

     The Company was notified by the EPA that the Company may have potential liability for waste material it disposed of at the Casmalia Disposal Site ("Site") located on a 252-acre parcel in Santa Barbara County, California. The Site was operational from 1973 to 1989, and over 10,000 separate parties disposed of waste there. The EPA stated that federal, state and local governmental agencies along with the numerous private entities that used the Site for waste disposal will be expected to pay their share as part of this settlement. The U.S. EPA is also pursuing the owner(s)/operator(s) of the Site to pay for Site remediation. The EPA has a settlement offer to the Company with respect to the Site for a cost of $373,950. The Company accrued a $374,000 charge in the first quarter of fiscal 1999 with respect to this possible liability. The Company has elected to file for relief from these obligations under the financial hardships option in the EPA's response form. The Company, the EPA and certain PRPs have entered into an agreement tolling the applicable statutes of limitation. The Company was recently notified by the EPA that their request for a waiver, due to financial hardship, was "partially granted." Improvements in the bidding process has lowered the Company's estimated share down to $245,000 (from $374,000) and of that, the EPA was requesting that the Company pay $113,000, as a result of their findings on the application for waiver due to financial hardship. The Company is considering the EPA's request.

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

EMPLOYEES

     The Company's work force of 91 presently includes 31 permanent employees, both salaried and hourly, and 60 personnel leased through employment agencies.

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

     Although the Company does not believe that it is dependent upon any one customer or distributor, a customer accounted for 16% and 12% of the Company's net revenues during fiscal 2000 and 1999, respectively. No other customer accounted for 8% or more of the Company's net revenues for those fiscal years.

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

     The Company leases the following:


                           APPROXIMATE        AGGREGATE       LEASE
                             SQUARE            ANNUAL      EXPIRATION
ADDRESS                      FOOTAGE           RENTAL         DATE              USAGE
-------                    -----------        ---------    ----------           -----
1434 Santa Anita Avenue       11,000          $61,550*     11/30/2005      Inventory control, personnel, data processing,
                                                                           accounting offices and dental production/shipping.

1460 Santa Anita Avenue (1)   15,000           75,604*     11/30/2005      Effective January 15, 1996, the building was
                                                                           subleased.

1470 Santa Anita Avenue (2)    8,000           46,697*     11/30/2005      Effective July 16, 1996, the building was subleased.

1500 Santa Anita Avenue       18,000           95,486*     11/30/2005      Warehouse, consumer packaging operations,
                                                                           injection molding and corrugated printing.

1516 Santa Anita Avenue       18,000           93,706*     11/30/2005      Sales/marketing offices, purchasing, consumer
                                                                           shipping, and warehouse.

1444 Santa Anita Avenue (3)   10,000           69,030*     11/30/2005      Executive office, consumer production,
                                                                           quality control and bottle printing.

1427 Lidcombe Avenue           6,000           31,804*     11/30/2005      Maintenance and chemical processing
                                                                           (rear building).

1425 Lidcombe Avenue           6,000           31,804*     11/30/2005      Chemical processing and packaging.

1445 Lidcombe Avenue (3) (4)   8,000           64,962*     11/30/2005      As of November 1996, the sublessee is on a
                                                                           month to month agreement with a 45-day
                                                                           advance notice to relocate.  The gross monthly
                                                                           rental income is $4,145.

* Revised biannually for consumer price index change.

(1) The Company entered into a sublease agreement, effective January 15, 1996, which expired November 30, 2000. The gross annual rental income was $70,644. The sublessee tenant vacated the property, and the Company has not entered into any other sublease with respect to this property.

(2) The Company entered into a sublease agreement, effective July 16, 1996, which expired November 30, 2000. The gross annual rental income was $40,320. On November 27, 2000, the Company entered into a new sublease commencing December 1, 2000, for twenty-four (24) months, in the amount of $7,280 per month.

(3) This property is treated as a sale leaseback agreement between the Company and one of its directors (former Chairman). The monthly lease payments were set at the prevailing rates in the area at the time the leases were written. The buildings were bought by Ronald G. Lee, President, from Dr. Henry L. Lee, former Chairman, in December 1995.

(4) The gross monthly rental income is $4,145. The Company will continue to sublease the building until the owner can locate a buyer or the Company gives notice to the tenant and takes back the facility to expand its operations.

     All of the Company's business segments use the properties owned or leased by the Company except for 1470 Santa Anita Avenue (sublease expired November 30, 2000, pending new sublease tenant), 1460 Santa Anita Avenue (renewed sublease effective December 1, 2000), and 1445 Lidcombe Avenue (subleased effective November 8, 1995).

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


                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The Company's Common Stock trades on the electronic over-the-counter bulletin board under the trading symbol LPHM. For the two most recent fiscal years, its shares have closed at high and low trading prices as follows:

                                                 QTR             HIGH               LOW
                           FY 2000                1Q          $   .23           $   .16
                                                  2Q              .85               .16
                                                  3Q              .32               .18
                                                  4Q              .22               .18
                           FY 1999                1Q          $   .21           $   .16
                                                  2Q              .20               .16
                                                  3Q              .20               .16
                                                  4Q              .25               .17

     There were approximately 734 shareholders of record of the Company's Common Stock as of the close of business on September 30, 2000.

     The Company has not paid any cash dividends and has no present intention of paying cash dividends in the foreseeable future.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FISCAL YEARS ENDED SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999

     In fiscal 2000, net revenues increased 5% to $8,801,000 from $8,379,000 in fiscal 1999. The increase in net revenues was due to the volume generated from the Lee(R) Lip-Ex(TM) lip balm line plus the newly acquired brands such as:
Cope(R), Astring-o-Sol(R), Lady Esther(R), Serutan(R) and Take-Off(R). The recently acquired brand acquisitions accounted for approximately $1,140,000 or 13% of the Company's total net revenues. The increase in net revenues was somewhat offset by the continued reduced sales of the nail category products, plus lower volume of certain over-the-counter items, and depilatories. In addition, the Company's sales returns increased approximately $420,000 or 66% when comparing fiscal years 2000 and 1999. The excessive sales return volume was the result of the discontinuance of one of the Company's SKUs (stock keeping units) at the retail store level, plus the recall of a distributed product manufactured by one of the Company's co-packers, along with higher comparative returns of Lee(R) Lip-Ex(TM). Also, in September, the Company increased its merchandise return allowance by $125,000. The additional allowance was the result of anticipated product returns of a brand containing phenylpropanolamine
(PPA) which the Food and Drug Administration (FDA) intends to rule as nonmonograph.

     As noted under "Description of Business - Consumer Products Segment," the Company has pursued a policy of diversifying its product line via product line acquisitions. Certain of the Company's products have been expanded into convenience and independent novelty stores in an attempt to increase the number of outlets carrying the Company's products.

     Cost of sales as a percentage of gross revenues for fiscal 2000 and 1999 were 43% and 42% respectively. The higher cost of sales percentage was due to an increase in the Company's inventory obsolescence reserve during the current fiscal year ($80,000) and a change in the product mix.

     Selling and advertising expenses decreased $180,000 or 6% when comparing fiscal years 2000 and 1999. The decreased expenses were basically due to the following factors: (1) finalization of several royalty commitments related to prior brand acquisitions ($191,000), (2) reduction in media print and television advertising ($62,000), (3) lower salesmen salaries and related fringe benefits due to the replacement of three existing salesmen with two outside sales personnel ($48,000), (4) lower consulting services ($25,000), and (5) lower cooperative advertising costs ($36,000). The above decreases were partially offset by increases in: (1) amortization expenses ($99,000) the result of recent brand acquisitions, (2) an accrual of bad debt expense ($30,000), and (3) higher freight costs ($73,000).

     General and administrative expenses decreased $158,000 or 12% when comparing fiscal years 2000 and 1999. This decrease was principally due to: (1) lower management information systems (MIS) consulting services related to electronic data interchange (EDI) and Year 2000 readiness ($80,000), (2) lower software costs associated with Year 2000 readiness ($8,000), (3) reduced travel and entertainment expenses ($26,000), (4) a reduction in temporary help expenses ($14,000), and (5) lower supplies and printing expenses ($14,000).

     Interest expense increased $107,000 or 14% when comparing fiscal years 2000 and 1999. The increased interest expense was attributed to the increased borrowing from the Company's asset based financing lender, higher private borrowings on notes payable at a higher interest rate and a higher average prime interest rate charged in fiscal year 2000 (8.92%) versus fiscal year 1999 (7.89%) related to certain loans which are tied to prime.

     Gain on sale of buildings relates to the sale leaseback arrangement since 1991 whereby the Company is recognizing a constant deferred gain over the lease term. The remaining balance of $11,000 will be recognized as deferred gain in fiscal 2001.

     The Company accrued a $374,000 charge in the first quarter of fiscal year 1999, as an extraordinary item, with respect to a possible liability. The Company was notified by the EPA that the Company may have potential liability for waste material it disposed of at the Casmalia Disposal Site ("Site") located on a 252-acre parcel in Santa Barbara County, California. The EPA stated that federal, state and local governmental agencies along with the numerous private entities that used the Site for waste disposal will be expected to pay their share as part of this settlement. The EPA has a settlement offer to the Company with respect to the Site for a cost of $373,950. The Company has elected to file for relief from these obligations under the financial hardships option in the EPA's response form. The Company, the EPA and certain PRPs have entered into an agreement tolling the applicable statutes of limitation. The Company was recently notified by the EPA that their request for a waiver, due to financial hardship, was "partially granted." Improvements in the bidding process has lowered the Company's estimated share down to $245,000 (from $374,000) and of that, the EPA was requesting that the Company pay $113,000, as a result of their findings on the application for waiver due to financial hardship. The Company is considering the EPA's request.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was a negative $2,332,000 at September 30, 2000, as compared with a negative $2,409,000 at September 30, 1999. The increase in working capital of $77,000 was basically due to an increase in current assets of $204,000 (net accounts receivable) and deposits ($148,000). Current liabilities showed a modest decrease due to a decrease in accounts payable and accrued liabilities. This decrease was partially offset by the increase in additional borrowing from an outside lender. The ratio of current assets to current liabilities was .6 to 1 at September 30, 2000 and September 30, 1999.

     In comparing fiscal years 2000 and 1999, accounts receivable turnover decreased (9.0 versus 9.4) and the number of day's sales were in average accounts receivable increased (33 days versus 32 days). This data was relatively constant during fiscal years 2000 and 1999 due to continued collection efforts. Accounts payable as a percentage of total costs and expenses was 12% in fiscal 2000 versus 14% in fiscal 1999 due to the Company's extended payment terms from certain suppliers.

     A decrease in inventory of $44,000 was due to a reduction of slow moving items, at a price below the listed sales price, and scrapping of obsolete inventory. This was partially offset by inventory acquired from product line acquisitions.

     Effective May 19, 2000, the Company renewed its accounts receivable financing, maturing May 2002, whereby 75% of the eligible domestic accounts receivable can be advanced. The total amount advanced cannot exceed $1,400,000 less amounts loaned on inventory, not to exceed $400,000. The agreement is renewable for successive one-year periods thereafter. Also, the agreement requires minimum monthly interest of $3,000 with an interest rate of 5% above Bank of America's prime rate. The financing agreement includes a $400,000 inventory loan, which is incorporated in the working capital line of credit above. This inventory loan requires monthly payments of $11,110 with an interest rate of 6% above Bank of America's prime rate. In addition, the Company has a separate equipment term loan in the amount of $579,000 and requires monthly payments of $15,400 plus interest at Bank of America's prime rate plus 6%. All of the above loans are personally guaranteed by the Company's President and are secured by all of the Company's assets.

     See "Business - Applicable to All Segments - Environmental protection regulation and litigation" for a description of certain environmental matters relating to the Company.

     The Company has an accumulated deficit of $7,259,000. The Company's past recurring losses and fiscal 2000 and 1997's nominal profits from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

     The Company does not believe that inflation had a significant impact on its operations during fiscal years 2000 and 1999.

ITEM 7.       FINANCIAL STATEMENTS.

                                                                                               PAGE
INDEX TO FINANCIAL STATEMENTS                                                                 NUMBER
Independent Auditor's Report                                                                    12

Prior Independent Auditor's Report                                                              13

Financial Statements:

     Balance sheet as of September 30, 2000                                                     14

     Statements of operations for the years ended
     September 30, 2000 and September 30, 1999                                                  15

     Statements of stockholders' (deficit) for the years ended
     September 30, 2000 and September 30, 1999                                                  16

     Statements of cash flows for the years ended
     September 30, 2000 and September 30, 1999                                                  17

     Notes to financial statements                                                             18-28

     All schedules not filed or included herein are omitted either because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

         CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
         CERTIFIED PUBLIC ACCOUNTANTS



                          INDEPENDENT AUDITOR'S REPORT



         To the Board of Directors and Stockholders of Lee Pharmaceuticals

         We have audited the balance sheet of Lee Pharmaceuticals (a California corporation) as of September 30, 2000, and the related statements of operations, stockholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lee Pharmaceuticals as of September 30, 1999, were audited by other auditors whose report dated December 13, 1999, on those statements included explanatory paragraphs regarding the Company's going concern uncertainty and environmental remediation issues. That auditor's report is attached to these financial statements.

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

         In our opinion, the September 30, 2000, financial statements referred to above present fairly, in all material respects, the financial position of Lee Pharmaceuticals as of September 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not shown a trend for generating sufficient net income and cash flow from normal operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As discussed in Note 11 to the financial statements, the Company is named in several environmental remediation actions. Although the Company has accrued a liability in the amount of $740,000, the total costs of these actions cannot be presently determined.




         CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.

         Caldwell, Becker, Dervin, Petrick & Co., L.L.P.
         Woodland Hills, California
         December 5, 2000




         20750 Ventura Boulevard, Suite 140  .  Woodland Hills, CA 91364
         (818) 704-1040 - (213) 873-1040 - Fax (818) 704-5536

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



                                                             GEORGE BRENNER

                                                             George Brenner, CPA
   December 13, 1999
   Beverly Hills, California

                              LEE PHARMACEUTICALS

                                  BALANCE SHEET

                               SEPTEMBER 30, 2000

                                     ASSETS
CURRENT ASSETS:
   Cash ......................................................................   $     12,000
   Accounts receivable, less allowance for doubtful accounts of $43,000
     and sales returns allowance of $302,000 .................................      1,097,000
   Due from related party ....................................................         25,000
   Inventories ...............................................................      2,287,000
   Deposits ..................................................................        391,000
   Other current assets ......................................................        103,000
                                                                                 ------------
     TOTAL CURRENT ASSETS ....................................................      3,915,000
                                                                                 ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land ......................................................................         49,000
   Building ..................................................................        217,000
   Machinery and equipment ...................................................      4,901,000
   Leasehold improvements ....................................................        377,000
                                                                                 ------------
                                                                                    5,544,000
   Less accumulated depreciation and amortization ............................     (5,008,000)
                                                                                 ------------
     NET PROPERTY, PLANT AND EQUIPMENT .......................................        536,000
                                                                                 ------------
OTHER ASSETS:
   Intangible assets, net of accumulated amortization of $7,552,000 ..........      2,981,000
   Non-current deposits ......................................................         35,000
                                                                                 ------------
     TOTAL OTHER ASSETS ......................................................      3,016,000
                                                                                 ------------

TOTAL ........................................................................   $  7,467,000
                                                                                 ============

                                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
   Bank overdraft ............................................................   $    350,000
   Notes payable - bank ......................................................        927,000
   Current portion - notes payable, other ....................................      1,952,000
   Current portion - note payable related party ..............................        550,000
   Accounts payable ..........................................................        951,000
   Accrued royalties .........................................................         39,000
   Accrued liabilities .......................................................        368,000
   Environmental cleanup liability ...........................................        366,000
   Due to related parties ....................................................        733,000
   Deferred income ...........................................................         11,000
                                                                                 ------------
     TOTAL CURRENT LIABILITIES ...............................................      6,247,000

LONG-TERM NOTES PAYABLE - BANK ...............................................        497,000
LONG-TERM NOTES PAYABLE TO RELATED PARTIES ...................................      2,374,000
LONG-TERM NOTES PAYABLE, OTHER ...............................................        599,000
ENVIRONMENTAL CLEANUP LIABILITY - CASMALIA SITE ..............................        374,000
                                                                                 ------------
     TOTAL LIABILITIES .......................................................     10,091,000
                                                                                 ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
   Common stock, $.10 par value; authorized 7,500,000 shares;
     issued and outstanding, 4,135,162 shares ................................        413,000
   Additional paid-in capital ................................................      4,222,000
   Accumulated (deficit) .....................................................     (7,259,000)
                                                                                 ------------
     TOTAL STOCKHOLDERS' (DEFICIT) ...........................................     (2,624,000)
                                                                                 ------------

TOTAL ........................................................................   $  7,467,000
                                                                                 ============

    The accompanying notes are an integral part of the financial statements.

                               LEE PHARMACEUTICALS

                            STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                                   2000          1999
                                                               -----------    -----------
GROSS REVENUES .............................................   $ 9,862,000    $ 9,020,000
   Less: Sales returns, discounts and allowances ...........    (1,061,000)      (641,000)
                                                               -----------    -----------

NET REVENUES ...............................................     8,801,000      8,379,000
                                                               -----------    -----------

COSTS AND EXPENSES:
   Cost of sales ...........................................     4,205,000      3,749,000
   Selling and advertising .................................     2,672,000      2,852,000
   General and administrative ..............................     1,113,000      1,271,000
                                                               -----------    -----------

TOTAL COSTS AND EXPENSES ...................................     7,990,000      7,872,000
                                                               -----------    -----------

OPERATING INCOME ...........................................       811,000        507,000
INTEREST EXPENSE ...........................................      (859,000)      (752,000)
GAIN ON SALE OF BUILDINGS AND OTHER ........................        65,000         65,000
OTHER (LOSS) INCOME ........................................        (1,000)        13,000
                                                               -----------    -----------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ................        16,000       (167,000)
EXTRAORDINARY LOSS RELATED TO CASMALIA DISPOSAL SITE CLEANUP           --        (374,000)
                                                               -----------    -----------

NET INCOME (LOSS) ..........................................   $    16,000    $  (541,000)
                                                               ===========    ===========

PER SHARE:
   Basic income (loss) per share before extraordinary loss .   $       .00    $      (.04)
   Extraordinary loss ......................................            --           (.09)
                                                               -----------    -----------
   Basic income (loss) per share ...........................   $       .00    $      (.13)
                                                               ===========    ===========



    The accompanying notes are an integral part of the financial statements.

                               LEE PHARMACEUTICALS

                      STATEMENTS OF STOCKHOLDERS' (DEFICIT)

                        FOR THE YEARS ENDED SEPTEMBER 30,


                                       COMMON STOCK                         RETAINED
                                       ------------           ADDITIONAL    EARNINGS
                                  NUMBER OF                    PAID-IN      (ACCUMULATED
                                   SHARES         AMOUNT       CAPITAL       DEFICIT)         TOTAL
                                -----------    -----------    -----------   -----------    -----------
Balance at September 30, 1998     4,135,162    $   413,000    $ 4,222,000   $(6,734,000)   $(2,099,000)
Net (loss)                                                                     (541,000)      (541,000)
                                -----------    -----------    -----------   -----------    -----------

Balance at September 30, 1999     4,135,162        413,000      4,222,000    (7,275,000)    (2,640,000)
Net income                                                                       16,000         16,000
                                -----------    -----------    -----------   -----------    -----------

Balance at September 30, 2000     4,135,162    $   413,000    $ 4,222,000   $(7,259,000)   $(2,624,000)
                                ===========    ===========    ===========   ===========    ===========




    The accompanying notes are an integral part of the financial statements.

                               LEE PHARMACEUTICALS

                            STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                                                                   2000           1999
                                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .......................................................................   $    16,000    $  (541,000)
   Loss from extraordinary item - unpaid ...................................................           --         374,000
                                                                                               -----------    -----------
   Net income (loss) before extraordinary item .............................................        16,000       (167,000)
                                                                                               -----------    -----------
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
   Depreciation ............................................................................       157,000        135,000
   Amortization of intangibles .............................................................       880,000        881,000
   (Decrease) in deferred income ...........................................................       (65,000)       (65,000)
   Loss (gain) on disposal of property, plant and equipment ................................         1,000        (13,000)
Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable ..............................................      (390,000)        21,000
   (Increase) decrease in allowance for doubtful accounts
     and sales returns and allowances ......................................................       186,000        (20,000)
   Decrease (increase) in inventories ......................................................        44,000       (209,000)
   (Increase) in deposits ..................................................................      (148,000)       (14,000)
   Decrease in other current assets ........................................................       108,000         63,000
   (Decrease) increase in accounts payable and accrued liabilities .........................      (418,000)       322,000
   Increase in due to related parties-accrued interest .....................................        63,000        131,000
   Increase in environmental cleanup liabilities ...........................................           --          77,000
   Increase (decrease) in accrued royalties ................................................        13,000       (395,000)
                                                                                               -----------    -----------
   Total adjustments .......................................................................       431,000        914,000
                                                                                               -----------    -----------

     Net cash provided by operating activities .............................................       447,000        747,000
                                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment ..............................................      (274,000)       (79,000)
   Proceeds from sale of equipment .........................................................         1,000         13,000
   Acquisition of product brands ...........................................................      (249,000)    (1,350,000)
                                                                                               -----------    -----------

     Net cash (used in) investing activities ...............................................      (522,000)    (1,416,000)
                                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable to related party ............................................        90,000            --
   (Payments on) notes payable to related party ............................................       (10,000)       (14,000)
   (Increase) in due from related party ....................................................       (19,000)      (147,000)
   (Decrease) increase in notes payable ....................................................       (60,000)     1,089,000
   Proceeds from notes payable, other ......................................................     1,050,000            --
   Payments on notes payable, other ........................................................    (1,226,000)      (303,000)
   Increase in bank overdraft ..............................................................       258,000          6,000
                                                                                               -----------    -----------
     Net cash provided by financing activities .............................................        83,000        631,000
                                                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH ............................................................         8,000        (38,000)
Cash, beginning of year ....................................................................         4,000         42,000
                                                                                               -----------    -----------

Cash, end of year ..........................................................................   $    12,000    $     4,000
                                                                                               ===========    ===========

                                          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest ................................................................................   $   747,000    $   654,000
                                                                                               ===========    ===========
   Taxes ...................................................................................   $     1,000    $     1,000
                                                                                               ===========    ===========

NON CASH FINANCING AND INVESTING ACTIVITY:
Acquisition of product brands:
   Fair value of assets acquired ...........................................................   $   394,000    $ 2,217,000
   Fair value of liabilities incurred ......................................................      (145,000)      (867,000)
                                                                                               -----------    -----------
     Net cash payments .....................................................................   $   249,000    $ 1,350,000
                                                                                               ===========    ===========

Offset of related party loan receivables and payables ......................................   $   148,000    $       --
                                                                                               ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                               LEE PHARMACEUTICALS
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              DESCRIPTION OF BUSINESS


              The Company is engaged in the development, purchase, manufacture, and marketing of consumer personal care products and professional dental products, all of which are targeted for the improved well-being of the human body. The Company's business is directed to two main areas: (a) the development and marketing of a range of consumer products including over-the-counter items, health and beauty aids, cosmetics and prescription drug products containing controlled substances and (b) the manufacture and sale of materials and supplies for use in the professional dental health field. For all years presented, revenues, operating results and identifiable assets of the consumer products group were in excess of 93% of total Company operations.

              CONTINUED EXISTENCE

              The financial statements have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $7,259,000. The Company's recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due. Management's plans in regard to these matters are to increase profitability by increasing sales, control expenses and seek additional financing from outside lenders. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

              RECLASSIFICATIONS

              The September 20, 1999 cash flow statement contains certain reclassifications which were made to conform to the September 30, 2000 financial statement format. None of these reclassifications affected net income, shareholders' equity or cash flow.

              CASH AND CASH EQUIVALENTS

              For purposes of the statements of cash flows, the Company considers cash and cash equivalents to include cash on hand, bank balances, money markets and short-term investments with a maturity of three months or less.

              ACCOUNTS RECEIVABLE

              The Company provides an allowance for doubtful accounts and reserve for returned merchandise. The Company's estimates are based on historical collection and return experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change.

              INVENTORIES

              Inventories are stated at the lower of average cost or market using the first-in, first-out method.

              DEPRECIATION AND AMORTIZATION

                Property and Equipment

                  Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Amortization and depreciation are computed on the methods used for federal income tax purposes using the following lives:

                     Building                                          31 years
                     Machinery and equipment                          5-7 years
                     Leasehold improvements                            39 years

                  Depreciation expense was $157,000 and $135,000 for the years ended September 30, 2000 and 1999 respectively.

                Intangibles

                  Intangible assets are being amortized under the straight-line method using the following lives:

                     Goodwill                        48 months  -    240 months
                     Covenants not to compete        36 months  -    120 months
                     Royalty agreements              30 months  -     60 months
                     Other                           24 months  -     60 months

                  Amortization expense was $880,000 and $881,000 for the years ended September 30, 2000 and 1999 respectively.

              EXTRAORDINARY ITEM - ENVIRONMENTAL EXPENDITURES

              Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. The Company's proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated. A provision of $374,000 has been accrued, as an extraordinary item, in fiscal 1999 for the Casmalia Disposal Site cleanup. Management believes that the total amount provided at September 30, 2000 for remedial cost studies is adequate based on current information available. See Note 11 - "Assessment for environmental cleanup."

              MAJOR CUSTOMER

              The Company had one major customer with sales volume approximating 16% and 12% of the Company's net revenues for the years ending September 30, 2000, and 1999, respectively. The amount due from the customer was $332,000 and $145,000 at September 30, 2000, and 1999, respectively, and is included in accounts receivable in these financial statements. The Company has two vendors that accounted for 16% of the total inventory purchased for the fiscal year ended September 30, 2000.

              REVENUE RECOGNITION

              The Company recognizes revenues from sales when goods have been shipped, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no other significant vendor obligations exist. Expenses are recognized when services have been performed or inventory items have been used. Chemical items are recognized as inventory once Quality Control testing is in compliance with the Company specifications.

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

              DEFERRED INCOME TAX ACCOUNTS

              Deferred tax provisions/benefits are calculated for certain transactions and events because of differing treatments under generally accepted accounting principles and the currently enacted tax laws of the federal government. The results of these differences on a cumulative basis, known as temporary differences, result in the recognition and measurement of deferred tax assets and liabilities in the accompanying balance sheet. The liability method (FASB No. 109) is used to account for these temporary differences.

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

              LONG-LIVED ASSETS

              The Company accounts for long-lived assets at cost. The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered impaired, they are reduced to fair value. During fiscal year ended September 30, 2000, no impairment write-downs were recorded.

              ADVERTISING COSTS

              Advertising costs are expensed as incurred. Advertising costs for fiscal years ended September 30, 2000 and 1999 were $279,000 and 293,000 respectively.

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

              The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.0%; dividend yields of 0% for 2000 and 1999; volatility factors of the expected market price of the Company's common stock of 76% for 2000 and 50% for 1999; and expected life of the options of two years. These assumptions resulted in weighted average fair values of $.18 and $.08 per share for stock options outstanding in 2000 and 1999 respectively.

              The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

              For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option vesting periods. The pro forma effect on net income for 2000 and 1999 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows (in thousands except share data) for years ended September 30:

                                                                         2000          1999
                                                                         ----          ----
                                    Pro forma income (loss)             $   16        $  (541)
                                    Pro forma income (loss) per share   $  .00        $ (0.13)

              Information regarding stock options outstanding as of September 30, 2000 is included in Note 12 - "Stock Options."

NOTE 2 -      EARNINGS PER SHARE OF COMMON STOCK

              The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 is intended to simplify the earnings per share computations and make them more comparable from company to company.

              Net income/loss per share is computed using the weighted average number of common shares outstanding during the period. Stock options have not been considered in the calculation of income/loss per share because they are anti-dilutive.

              Basic income/loss per share for fiscal 2000 and 1999 are based on 4,135,162 common shares outstanding. Common stock equivalents (common stock options) were not considered in the basic loss per share calculation since the effect is anti-dilutive.

NOTE 3 -      DUE FROM RELATED PARTY

              The Company has an advance to a related party for a total of $25,000. The advance is unsecured, non-interest bearing, and due on demand. Subsequent to year end this amount has been repaid in full.

NOTE 4 -      INVENTORIES

              Inventories consist of the following at September 30, 2000:

                           Raw materials.....................................         $        2,052,000
                           Work-in-process...................................                    333,000
                           Finished goods....................................                    419,000
                                                                                      ------------------
                                                                                               2,804,000
                           Allowance for obsolescence........................                   (517,000)
                                                                                      ------------------
                           Total.............................................         $        2,287,000
                                                                                      ==================

NOTE 5 -      INTANGIBLE ASSETS

              The Company acquired certain product lines in 2000 (See Note 16) and prior years. Amounts related to these acquisitions were allocated to intangible assets. Included in intangible assets at September 30, 2000, are the following:

                                                                                                 Cost
                           Goodwill..........................................         $        2,583,000
                           Covenants not to compete..........................                  5,060,000
                           Trademark.........................................                    322,000
                           Royalty agreements................................                  2,192,000
                           Other.............................................                    376,000
                                                                                      ------------------
                           Total.............................................                 10,533,000
                           Less: accumulated amortization....................                 (7,552,000)
                                                                                      ------------------
                           Intangibles - net.................................         $        2,981,000
                                                                                      ==================

NOTE 6 -      NOTES PAYABLE - BANK

              Note payable to bank (accounts receivable financing), secured by accounts receivable, equipment, inventories, and certain other assets, maximum revolving advance is $1,400,000 (based on domestic accounts receivable as defined in the agreement less amounts loaned on inventory, not to exceed $400,000, can be advanced), requires minimum monthly interest of $3,000, interest rate is 5%
              above prime rate. The agreement, as renewed, is for a term of two years from May 2000 and is renewable for successive two year periods thereafter. The continuing personal guarantee by the
              Company's President, of the obligations of the Company, remains in
              force.                                                                                $    609,000

              Note payable to bank, secured by inventory, maximum amount of term loan is $400,000, requires monthly payments of $11,110 plus
              interest at the bank's prime rate plus 6%, maturing May 2002.                              355,000

              Note payable to bank, maximum amount of term loan is $400,000, secured by the Company's machinery and equipment, requires monthly payments of $8,300 plus interest at the bank's prime rate plus 6%,
              maturing May 2002.                                                                         366,000

              Note payable to bank, maximum amount of term loan is $179,000, secured by the Company's machinery and equipment, requires monthly payments of $7,100 plus interest at the bank's prime rate plus 6%,
              maturing May 2002.                                                                          94,000
                                                                                                    -------------
                                                                                                       1,424,000
                  Less current portion                                                                  (927,000)
                                                                                                    -------------
                                                                                                    $    497,000
                                                                                                    =============
NOTE 7 -      RELATED PARTY TRANSACTIONS

              In 1991 the Company sold and leased back two of its operating facilities in a transaction with its former Chairman. An initial gain was recognized and a deferred gain was recorded which is to be amortized over the term of the two leases which expire November
              2000. The amount of deferred gain realized during 2000 and 1999 was $65,000.

              The amounts of rents paid to related parties were $134,000 and $133,000 for September 30, 2000, and 1999, respectively.

              During the fiscal year ending September 30, 2000, the total interest expensed to related parties (Note 9) was $269,000 of which $128,000 was paid. Included in due to related parties, as of September 30, 2000, was accrued interest of $711,000.

              During the fiscal year ending September 30, 1999, the total interest expensed to related parties (Note 9) was $247,000 of which $149,000 was paid.

NOTE 8 -      NOTES PAYABLE - OTHER

              Notes payable to bank, secured by a deed on land and building, requires monthly pay-ments of $4,200, including interest at the bank's reference rate plus 4%, maturing March 2001. The note is
              guaranteed by the President and former Chairman of the Company                        $    194,000

              Note payable to seller on acquisition of product brands (28)
              payable in equal monthly installments of $19,751, plus interest, until October 1, 2000, with any unpaid balance payable November 1,
              2000. The interest rate is the highest prime rate in the Wall
              Street Journal during the previous month. The interest rate at
              September 30, 2000, was 9.5%.                                                              238,000

              Note payable to seller on acquisition of product brand payable in equal monthly installments of $5,300, plus interest, until August
              25, 2001, with any unpaid balance payable September 25, 2001.                               66,000

              Note payable, secured by product brands, bearing interest at 20%, interest payable monthly, maturity June 1, 2001. The previous notes were canceled, consolidated and converted into one new note.
              The terms of the new note require monthly principal payments of
              $20,000 to be made commencing January 1, 1999.                                             160,000

              Note payable, secured by product brand, bearing interest at 20%.
              The note,  as renewed,  matures December 1, 2001.  Interest only
              payments are made monthly.                                                                  50,000

              Note payable to seller on acquisition of product brand inventory payable in equal monthly installments of $6,283, plus interest, until November 1, 2000, with any unpaid balance payable December
              1, 2000. The interest rate is the highest prime rate in the Wall
              Street Journal during the previous month. The interest rate at
              September 30, 2000, was 9.5%.                                                               63,000

              Note payable to seller on acquisition of product brands payable in equal monthly installments of $2,786, plus interest, until
              November 1, 2000, with any unpaid balance payable December 1,
              2000. The interest rate is the highest prime rate in the Wall
              Street Journal during the previous month. The interest rate at
              September 30, 2000, was 9.5%.                                                               28,000





              Note payable, secured by equipment, payable in equal monthly installments of $14,000, plus interest at 15%, until November 1,
              2001, with any unpaid balance payable December 1, 2001.                                 192,000

              Note payable to seller on acquisition of product brand payable in equal monthly installments of $12,000, plus interest, until
              September 15, 2001. The interest rate is the highest prime rate in the Wall Street Journal during the previous month. The interest
              rate at September 30, 2000, was 9.5%.                                                   192,000

              Note payable to seller on acquisition of product brand payable in equal monthly installments of $20,000, plus interest, until
              September 15, 2001. The interest rate is the highest prime rate in the Wall Street Journal during the previous month. The interest
              rate at September 30, 2000, was 9.5%.                                                   320,000

              Note payable, secured by product brand, payable in monthly installments of $10,000, plus interest at 20%, commencing August
              15, 1999.                                                                                60,000

              Note payable, secured by product brand, payable in monthly installments of $5,000, plus interest at 20%, commencing October
              20, 1999.                                                                                40,000

              Note payable, secured by product brands, payable in monthly installments of $10,000, plus interest at 20%, commencing December
              25, 1999.                                                                               100,000

              Note payable to seller on acquisition of product brand payable in monthly installments of $8,000, plus interest, until January 1,
              2002. The interest rate is the highest prime rate in the Wall
              Street Journal during the previous month. The interest rate at
              September 30, 2000, was 9.5%. The note is guaranteed by the
              President of the Company.                                                               128,000

              Note payable, secured by product brand, payable in monthly installments of $10,000, plus interest, at 20%, commencing
              February 20, 2000.                                                                      220,000

              Note payable, unsecured, payable in monthly installments of
              $10,000, plus interest at 20%, commencing June 20, 2000.                                260,000

              Note payable, unsecured, payable in monthly installments of
              $10,000, plus interest at 20%, commencing September 25, 2000.                           240,000
                                                                                                   ------------
                                                                                                     2,551,000
                     Less current portion                                                           (1,952,000)
                                                                                                   ------------
                                                                                                     $ 599,000
                                                                                                   ============

       NOTE 9 - NOTES PAYABLE - RELATED PARTIES

              Notes payable to related parties, unsecured, bearing interest at bank's prime rate (9.5% at September 30, 2000), maturing January
              2005.                                                                                  $  60,000

              Note payable to related party, unsecured, bearing interest at bank's prime rate (9.5% at September 30, 2000), principal is
              maturing and accrued interest is payable in January 2005.                                  2,000

              Note payable to related party, unsecured, bearing interest at bank's prime rate (9.5% at September 30, 2000), principal is
              maturing and accrued interest is payable in January 2005.                                372,000

              Notes payable to related party, secured by product brand, bearing interest at bank's prime rate (9.5% at September 30, 2000), principal is maturing and accrued interest is payable in January
              2005.                                                                                    400,000

              Note payable to related party, unsecured, bearing interest at bank's prime rate (9.5% at September 30, 2000), and principal payable based on a twelve (12) year fully amortized schedule commencing March 15, 1997. Monthly payments are not being made
              on this note.                                                                          1,440,000

              Notes payable to related party, secured by product brand, bearing interest at bank's prime rate (9.5% at September 30, 2000), principal is maturing and accrued interest is payable in January
              2005.                                                                                    200,000

              Note payable to related party, secured by product brand, bearing interest at bank's prime rate (9.5% at September 30, 2000), principal is maturing and accrued interest is payable in January
              2005.                                                                                    100,000

              Note payable to related party, unsecured, bearing interest at bank's prime rate (9.5% at September 30, 2000), principal is
              maturing and accrued interest is payable in January 2005.                                250,000

              Note payable to officer, unsecured, bearing interest at bank's
              prime rate (9.5% at September 30, 2000), maturing January 2005.                           10,000

              Note payable to officer, unsecured, bearing interest at 5.9% on
              $68,000 and 6.99% on $22,000. Monthly payments are based on credit
              card minimum, no due date stated.                                                         90,000
                                                                                                   ------------
                                                                                                     2,924,000
                  Less current portion ($495,000 in arrears)                                          (550,000)
                                                                                                   ------------
                                                                                                  $  2,374,000
                                                                                                  =============

NOTE 10 -     LONG-TERM DEBT MATURITIES

              At September 30, 2000, the Company was committed to the following minimum principal payments.


               YEAR ENDING                 NOTES PAYABLE                 RELATED
              SEPTEMBER 30,                    BANK                      PARTIES                      OTHERS

                  2001                    $    927,000                $    550,000                $  1,952,000
                  2002                         497,000                     210,000                     434,000
                  2003                               -                     120,000                      44,000
                  2004                               -                     120,000                      24,000
                  2005                               -                     120,000                      24,000
               Thereafter                            -                   1,804,000                      73,000
                                          ------------                ------------                ------------
                  Total                   $  1,424,000                $  2,924,000                $  2,551,000
                                          ============                 ===========                ============

NOTE 11 -     COMMITMENTS AND CONTINGENCIES

              LEASE COMMITMENTS

              At September 30, 2000, the Company was committed to its Chairman and to others under noncancelable operating leases for land and buildings requiring minimum annual rentals as follows:

                  YEAR ENDING
                 SEPTEMBER 30,                 OTHERS                      CHAIRMAN
                     2001                   $    430,000                $    137,000
                     2002                        430,000                     137,000
                     2003                        430,000                     137,000
                     2004                        430,000                     137,000
                     2005                        430,000                     137,000
                  Thereafter                      72,000                      23,000
                                            ------------                ------------
                     Total                  $  2,222,000                $    708,000
                                            ============                ============

              The leases, which expire November 30, 2000, have been renewed. The new expiration date for these leases is November 30, 2005. The renewal calls for Consumer Price Index (based on Los Angeles - Riverside - Orange County: All items - All Urban Consumers) adjustments on December 1, 2000, December 1, 2002 and December 1, 2004. The lessee has an option to renew at the end of all lease terms.

              Generally, the leases provide that maintenance, insurance and a portion of property taxes are to be paid by the Company. The Company also has a right of first refusal to acquire most of the buildings which it leases. The Company's rental expense for the years ended September 30, 2000, and 1999, was $573,000 and $521,000 respectively.

              Some of the above leases are subleased to other companies. Sublease income was $166,000 and $150,000 for fiscal years ended September 30, 2000 and 1999 respectively. One sublease is month to month and the other two expire November 30, 2000. See Note 17 - "Subsequent Events (Unaudited)."

                                 YEAR ENDING                 SUBLEASE
                                SEPTEMBER 30,                REVENUES

                                    2001                   $     18,400

              ASSESSMENT FOR ENVIRONMENTAL CLEANUP

              The Company owns a manufacturing facility located in South El Monte, California. The California Regional Water Quality Control Board (The "RWQCB") ordered the Company in 1988 and 1989 to investigate the contamination on its property (relating to soil and groundwater contamination). The Company engaged a consultant who performed tests and reported to the then Chairman of the Company. The Company resisted further work on its property until the property upgradient was tested in greater detail since two "apparent source" lots had not been tested. On August 12, 1991, the RWQCB issued a "Cleanup and Abatement Order" directing the Company to conduct further testing and cleanup the site. In October 1991, the Company received from an environmental consulting firm an estimate of $465,200 for investigation and cleanup costs. The Company believed that this estimate was inconclusive and overstated the contamination levels. The Company believes that subsequent investigations will support the Company's conclusions about that estimate. The Company did not complete the testing for the reasons listed above as well as "financial constraints". In June 1992, the RWQCB requested that the EPA evaluate the contamination and take appropriate action. At the EPA's request, Ecology & Environment, Inc. conducted an investigation of soil and groundwater on the Company's property. Ecology & Environment Inc.'s Final Site Assessment Report, which was submitted to the EPA in June 1994, did not rule out the possibility that some of the contamination originated on-site, and resulted from either past or current operations on the property. The Company may be liable for all or part of the costs of remediating the contamination on its property. The EPA has not taken any further action in this matter, but may do so in the future.

              The Company and nearby property owners, in consort with their comprehensive general liability (CGL) carriers, engaged a consultant to perform a site investigation with respect to soil and shallow groundwater contamination over the entire city block. The CGL carriers provided $290,000 in funding which paid for the $220,000 study, $20,000 in legal fees for project oversight, and a $50,000 balance in the operating fund. Earlier the Company had accrued $87,500 as its proportionate share of the earlier quote of $175,000. Since that time, the overall scope of the project was increased to $205,000 plus $15,000 for waste water disposal, bringing the total to the above listed $220,000. The $87,500 accrual was not spent on this project (as the entire cost was borne by the CGL carriers), but remains on the books as an accrual against the cost of remediation of the same site that was included in the study.

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

              In August 1995, the Company was informed that the EPA entered into an Administrative Order of Consent with Cardinal Industrial Finishes ("Cardinal") for a PRP lead remedial investigation and feasibility study (the "Study") which, the EPA states, will both characterize the extent of groundwater contamination in South El Monte and analyze alternatives to control the spread of contamination. The Company and others entered into the South El Monte Operable Unit Site Participation Agreement with Cardinal pursuant to which, among other things, Cardinal contracted with an environmental firm to conduct the Study. The Study has been completed. The Company's share of the cost of the Study was $15,000 and was accrued for in the financial statements as of September 30, 1995. The South El Monte Operable Unit (SEMOU) participants developed four remedial alternatives. The capital cost of the four alternatives range from $0 (no action) up to $3.49 million. The estimated annual operating cost for the four alternatives range from $0 (no action) to $770,300. Over a 30-year period, the total cost of the four alternatives range from $0 (no action) up to $13.05 million. The EPA prefers an alternative which estimates the capital cost up to $3.08 million, the annual operating cost at $.48 million, and the 30-year period total cost up to approximately $9.09 million. The selection of the actual alternative implemented is subject to public comment. At the present time, the Company does not know what its share of the cost may be, if any. Therefore, no additional accrual has been recognized as a liability on the Company's books. The Company requested that the EPA conduct an "ability-to-pay evaluation" to determine whether the Company is entitled to an early settlement of this matter based upon a limited ability to pay costs associated with site investigation and remediation. In August 2000, the EPA informed the Company that it does not qualify for an early settlement at this time.

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

              By letter dated November 13, 2000, the Company was notified that the City of Monterey Park, San Gabriel Valley Water Company and Southern California Water Company intend to bring suit under the Safe Drinking Water and Toxic Enforcement Act of 1986 alleging that the Company has knowingly released volatile organic compounds in the soil and shallow groundwater beneath the Company's property between at least on or before November 8, 1996 and the present and has failed to promptly clean up all of the contamination. As of the date of this report, the Company has not been served with this lawsuit.

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

              The Company and other property owners engaged Geomatrix Consultants, Inc., to do a survey of vadose soil and shallow groundwater in the "hot spots" detected in the previous studies. Geomatrix issued a report dated December 1, 1997 (the "Report"), on the impact of volatile organic compounds on the soil and groundwater at the Lidcombe and Santa Anita Avenue site located in South El Monte, California (which includes the Company's facilities). The Report indicated generally low concentrations of tetrachloroethene, trichloaethene and trichloroethane in the groundwater of the upgradient neighbor. The Report was submitted to the RWQCB for its comments and response. A meeting with the parties and RWQCB was held on February 10, 1998. The RWQCB had advised companies that vadose soil contamination is minimal and requires no further action. However, there is an area of shallow groundwater which has a higher than desired level of chlorinated solvents, and the RWQCB requested a proposed work plan be submitted by Geomatrix. Geomatrix has submitted a "Focused Feasibility Study" which concludes that there are five possible methods for cleanup. The most expensive are for a pump and sewer remediation which would cost between $1,406,000 and $1,687,000. The Company is actively exploring the less expensive alternative remediation methods, of which the two proposed alternatives range in cost between $985,000 and $1,284,000. Since there are four economic entities involved, the Company's best estimate at this time, in their judgment, would be that their forecasted share would be $287,000 less the liability already recognized on the books of $165,000 thereby requiring an additional $122,000 liability. Accordingly, the Company recorded an additional accrual of $122,000 in the third quarter of fiscal 1998. The $122,000 accrual is in addition to the $79,000 accrual for the Monterey Site as will be explained in the following paragraph. The $79,000 accrual, in the third quarter of fiscal 1998, related to the Monterey Site is not included in the $287,000 figure above. In April 2000, the Company received a Notice of Violation from the RWQCB. The Notice of Violation states that the Company and other property owners were required to submit a groundwater remedial action plan by November 1, 1999, and that the RWQCB has been advised that the Company and the other property owners were unable to submit the required remedial action plan because the Company and the other property owners could not agree on the allocation of financial responsibility to prepare the action plan. The RWQCB stated that it will no longer encourage the cooperative approach among the Company and the other property owners in completing the cleanup requirements and will pursue appropriate measures, including when necessary, enforcement actions. The RWQCB states that it may impose civil liability penalties of up to $1,000 per day from November 1, 1999 for failure to file the action plan. In light of these events, no assurances can be given that the cleanup costs and possible penalties will not exceed the amount of the Company's current accruals of $287,000 (which includes the $122,000 charge to income in the third quarter of fiscal 1998).

              In July 2000, the property owners formed the Lidcombe & Santa Anita Avenue Work Group (LSAAW) in response to the RWQCB request for the preparation of an action plan. The LSAAW submitted a Focused Feasibility Study to the RWQCB for their review and approval of the selected remedial action method for the site. After receiving RWQCB approval, LSAAW obtained three cost proposals to implement the RWQCB approved pump and treat remedial method. According to these cost proposals, the lowest estimated costs for an assumed five (5) years of pump and treat remediation is $600,000. This cost is lower than the previous cost proposed work plan, discussed above, from Geomatrix Consultants, Inc. The capital costs including contingencies are approximately $300,000. The LSAAW is hopeful the Water Quality Authority (WQA) is willing and able to reauthorize its grant for one-half (1/2) of the capital costs of its remediation system construction not to exceed $150,000. It is estimated at this time that the reserves for the Company's share of this cost proposal are adequate since its prior accrual was based on the higher cost estimate from Geomatrix.

              Without any prior correspondence or inkling of the Company's potential liability, the EPA informed the Company that the Company may have potential liability for the ongoing remediation of Operating Industries, Inc. (as they have gone out of business) Landfill Superfund Site in Monterey Park, California (the "Monterey Site"). The Monterey Site is a 190 acre landfill that operated from 1948 to 1984, in which the Company disposed of non toxic pH balanced waste water on six occasions between 1974 and 1978. Over 4,000 companies have been identified as having contributed waste to the Monterey Site. The EPA has offered to settle the Company's potential liability with respect to the Monterey Site for a cost to the Company of $79,233. The Company accrued a $79,000 charge in the third quarter of fiscal 1998 with respect to this possible liability. The Company has elected to file for relief from these obligations under the financial hardship option in the EPA's response form. On June 30, 2000, the EPA informed the Company that the EPA believed the Company is able to pay the full settlement cost, but offered to reduce the amount of the settlement to $75,271. The Company is in the process of responding to this letter.

              The Company was notified by the EPA that the Company may have potential liability for waste material it disposed of at the Casmalia Disposal Site ("Site") located on a 252-acre parcel in Santa Barbara County, California. The Site was operational from 1973 to 1989, and over 10,000 separate parties disposed of waste there. The EPA stated that federal, state and local governmental agencies along with the numerous private entities that used the Site for waste disposal will be expected to pay their share as part of this settlement. The U.S. EPA is also pursuing the owner(s)/operator(s) of the Site to pay for Site remediation. The EPA has a settlement offer to the Company with respect to the Site for a cost of $373,950. The Company accrued a $374,000 charge in the first quarter of fiscal 1999 with respect to this possible liability. The Company has elected to file for relief from these obligations under the financial hardships option in the EPA's response form. The Company, the EPA and certain PRPs have entered into an agreement tolling the applicable statutes of limitation. The Company was recently notified by the EPA that their request for a waiver, due to financial hardship, was "partially granted." Improvements in the bidding process has lowered the Company's estimated share down to $245,000 (from $374,000) and of that, the EPA was requesting that the Company pay $113,000, as a result of their findings on the application for waiver due to financial hardship. The Company is considering the EPA's request.

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

NOTE 12 -     STOCK OPTIONS

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

              The following table sets forth the number of shares under option and the related option prices at September 30, 1999, and 2000:

                                                                                            OPTION PRICE RANGE
                                                                             NUMBER              PER SHARE
              Outstanding at September 30, 1999.......................         113,500          $.50
                  Canceled............................................         113,500          $.50
                                                                           -----------

              Outstanding at September 30, 2000.......................               -
                                                                           ===========

              At September 30, 2000, no additional options can be granted under this plan, and the 1985 Employee Incentive Stock Option Plan has expired.

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

              At September 30, 2000, options to purchase 5,000 shares were canceled and no additional options can be granted under this plan.

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

              The following table sets forth the number of shares under option and the related option price at September 30, 2000:

                                                                                            OPTION PRICE RANGE
                                                                             NUMBER              PER SHARE

              Outstanding at September 30, 1999 and 2000..............     980,000          $.16-- $.22


              As of September 30, 2000, options to purchase 980,000 shares were outstanding and 909,334 shares are eligible to be exercised at an average price of $.18 per share under the 1997 Employee Incentive Stock Option Plan. No additional options can be granted under this plan.

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

              The following table sets forth the number of shares under option and the related option price at September 30, 2000:

                                                                                            OPTION PRICE RANGE
                                                                             NUMBER              PER SHARE

              Outstanding at September 30, 1999 and 2000..............     150,000              $.16


              At September 30, 2000, 150,000 shares are eligible to be exercised under the 1997 Stock Option Plan. There are no shares available for future grant under the plan as of September 30, 2000.

NOTE 13 -     DEFERRED INCOME TAXES

              The net deferred tax amounts included in the accompanying balance sheet contain the following amounts of deferred tax assets and liabilities:


              Deferred Tax Asset - Current                                                       $   373,000
              Deferred Tax Liability - Current                                                             -
                                                                                                 -----------
                                                                                                     373,000
                  Less Valuation Allowance                                                          (373,000)
                                                                                                 -----------
                  Net Deferred Tax Liability - Current                                           $         -
                                                                                                 ===========

              Deferred Tax Asset - Non-Current                                                   $ 4,357,000
              Deferred Tax Liability - Non-Current                                                         -
                                                                                                 -----------
                                                                                                   4,357,000
                  Less Valuation Allowance                                                        (4,357,000)
                                                                                                 -----------
                  Net Deferred Tax Liability - Current                                           $         -
                                                                                                 ===========

              The deferred tax asset - current, results from an allowance for bad debts and inventory reserves, for financial statement purposes not allowed for income tax purposes.

              The deferred tax asset - non-current, results from an estimated net operating loss carryforward for federal and state income tax purposes, and from book depreciation and amortization in excess of tax amounts.

              The Company has recorded a valuation allowance to reflect the estimated amount of deferred asset, which may not be realized. For the year ended September 30, 2000, valuation allowance increased by $500,000.

NOTE 14 -     INCOME TAXES

              As of September 30, 2000, the Company had net operating loss (NOL) carryforwards of approximately $10,000,000 for Federal and $3,000,000 for California which for tax purposes can be used to offset future Federal and California income taxes. The differences in the state carryforwards relate primarily to the treatment of loss carryforwards and depreciation of property, plant and equipment. The Federal carryforwards expire from 2005 through 2020; California expires from 2000 through 2005. The Company has provided an allowance for the entire amount of the deferred asset applicable to the NOL.

NOTE 15 -     EMPLOYEE BENEFIT PLANS

              The Company has a 401(k) Profit Sharing Plan (the "Plan") available to all employees who meet the Plan's eligibility requirements. Under the Plan, participating employees may defer a percentage (not to exceed 20%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. Company contributions are not required. To date, the Company has not made any contributions to the Plan.

NOTE 16 -     ACQUISITIONS

              On October 1, 1998, the Company purchased certain assets of the Cheracol(R) cough syrup, Comhist(R) decongestant tablets and Entuss(R) expectorant product lines from Roberts Pharmaceutical Corporation for $684,934. The Company remitted $600,000 at closing and is required to make monthly payments of $3,538, plus interest at the highest prime rate in the Wall Street Journal during the previous month, commencing January 1, 1999 and ending November 1, 2000. In addition, the Company purchased certain inventory for $150,800 for which the Company is required to make monthly payments of $6,283, plus interest at the highest prime in the Wall Street Journal during the previous month, commencing January 1, 1999 and ending November 1, 2000. In March, 1999 the buyer and seller mutually agreed to reduce the purchase price to $666,863 and the monthly payments were adjusted from $3,538 to $2,786. The maturity date is unchanged.

              On December 1, 1998, the Company purchased certain assets of seven over-the-counter products from Numark Laboratories, Inc. for $430,000 of which $100,000 was inventory. The Company remitted the full $430,000 at closing.

              On April 23, 1999, the Company purchased certain assets of the Lady Esther(R) face cream and powder product line from Numark Laboratories, Inc. for $220,000. The Company remitted $220,000 at closing. In addition, the Company purchased certain inventory for $169,000.

              On June 29, 1999, the Company purchased certain assets of the Take-Off(R), premoistened makeup remover cloths product line from Premier Consumer Products, Inc. and Advanced Polymer Systems, Inc. for $1,000,000. The Company remitted $200,000 at closing and is required to make monthly payments of $32,000, plus interest at the highest prime rate in the Wall Street Journal during the previous month, commencing September 15, 1999 and ending September 15, 2001. In addition, the Company purchased certain inventory for approximately $70,000.

              On November 15, 1999, the Company purchased certain assets of the product lines from U.S. Dermatologics, Inc. which includes Cope(R), a tension headache relief tablet, and Astring-o-Sol(R), a concentrated mouthwash, for $400,000. The Company has remitted $200,000 at closing and is required to make twenty-four equal monthly installments of $8,000, plus interest at a rate equal to the highest prime rate in the Wall Street Journal during the preceding month, commencing January 25, 2000 and ending on December 25, 2001, and a final payment of all remaining principal due on January 25, 2002. Included in the above purchase price were certain inventories valued at approximately $60,000.

              On January 31, 2000, the Company purchased certain assets of the product Serutan(R), toasted granules, a bulk-forming laxative, for $60,000 cash. Included in the purchase price were certain inventories valued at approximately $6,000.

NOTE 17 -     SUBSEQUENT EVENTS (UNAUDITED)

              On October 30, 2000, the Company purchased certain assets of the Sloans(R) liniment temporary pain relief product from C.B. Fleet Co., Inc. for $50,000 plus less than $10,000 of inventory. The Company remitted the full $50,000 at closing. The amount of inventory will be determined at a later date.

              On November 27, 2000, the Company renewed one of its subleases in the amount of $7,280 per month, commencing December 1, 2000, for twenty-four (24) months.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     As previously reported in a Current Report on Form 8-K, on June 16, 2000, the Board of Directors of the Company authorized, effective June 16, 2000, (1) the termination of engagement of George Brenner, CPA, as independent auditor for the Company for the fiscal year ended September 30, 2000 and (2) the engagement of Caldwell, Becker, Dervin, Petrick & Co., 20750 Ventura Boulevard, Suite 140, Woodland Hills, California 91364, as independent auditors for the Company for fiscal 2000. Caldwell, Becker, Dervin, Petrick & Co. were engaged as the Company's principal independent auditors on June 16, 2000.

     In connection with its activities for the period October 27, 1995, (the date George Brenner, CPA, was engaged), through June 16, 2000, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of George Brenner, CPA, would have caused him to make reference in connection with his report to the subject matter. The opinions of George Brenner, CPA, with respect to the Company's financial statements did state that the financial statements were prepared assuming the Company would continue as a going concern. George Brenner, CPA, was unable to proceed with the audit engagement because of his failure to obtain the insurance he believed was necessary.

     Prior to such firm's engagement, Caldwell, Becker, Dervin, Petrick & Co. were not consulted by the Company (or anyone acting on its behalf) regarding (1) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (2) any matter that was either the subject of a "disagreement" of a "reportable event" as such terms are defined in Regulation S-K promulgated by the Securities and Exchange Commission.

PART   III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

                                                       A DIRECTOR
                                 POSITIONS HELD        OR OFFICER      PRINCIPAL OCCUPATION
NAME                    AGE      WITH COMPANY          SINCE           DURING THE PAST FIVE YEARS (1)
Dr. Henry L. Lee         74     Director               1971       Chairman of the Board of Lee Pharmaceuticals through
                                                                  April 1995 when he retired, available as a consultant,
                                                                  currently a Director of the Company

Ronald G. Lee            48     President, Chairman    1977       President and since April 1995, Chairman of the Board
                                and Director                      of the Company

Michael L. Agresti       58     Vice President -       1977       Vice President - Finance, Treasurer and Secretary
                                Finance, Treasurer and            of the Company
                                Secretary

William M. Caldwell IV   53     Director               1987       President of CAIS Internet, an internet infra-structure
                                                                  solutions company, and President of Union Jack Group,
                                                                  a merchant banking firm.

         (1) None of the companies named, other than the Company, is a parent, subsidiary or other affiliate of the Company.

FAMILY RELATIONSHIPS

         Ronald G. Lee is the son of Dr. Henry L. Lee.

ITEM 10.      EXECUTIVE COMPENSATION.

     The following table sets forth information with respect to remuneration paid by the Company to the executive officers of the Company with total annual salary and bonus of at least $100,000 for services in all capacities while acting as officers and directors of the Company during the fiscal years ended September 30, 2000, 1999, and 1998.

                                                    SUMMARY COMPENSATION TABLE
                                                                           LONG TERM
                                           ANNUAL COMPENSATION            COMPENSATION
                                      -----------------------------          AWARDS
NAME AND                                             OTHER ANNUAL         ------------         ALL OTHER
PRINCIPAL POSITION         YEAR       SALARY ($)   COMPENSATION ($)        OPTIONS (#)     COMPENSATION ($)
------------------         ----       ----------  -----------------       ------------     ----------------
Ronald G. Lee              2000       230,241     9,098   (1)                   --  (2)          --
   President, Chairman     1999       228,854     3,985   (1)                   --  (2)          --
   (since April 26, 1995)  1998       222,574     3,471   (1)              212,000  (2)          --
   & Director

  (1) Includes reimbursement of medical and dental expenses not covered by the Company's insurance plan of $9,098, $3,985, and $3,471, respectively, in 2000, 1999, and 1998.

  (2) No stock options were granted during fiscal year's 2000 and 1999. The Company granted 212,000 stock options on January 28, 1998 which had an option price of $.22 at the date of grant.

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

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                          NUMBER OF UNEXERCISED OPTIONS
                             AT FISCAL YEAR END (#)
                             ----------------------
NAME                       EXERCISABLE/UNEXERCISABLE
----                       -------------------------
RONALD G. LEE                    709,334/70,660

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the persons who, as of November 30, 2000, were known to the Company to be beneficial owner of more than five percent of the Company's Common Stock:

                                      NAME AND ADDRESS                  AMOUNT AND NATURE            PERCENTAGE
         TITLE OF CLASS               OF BENEFICIAL OWNER            OF BENEFICIAL OWNERSHIP          OF CLASS

         Common Stock                 Ronald G. Lee                      2,045,016 shares  (1)           42%
                                      1444 Santa Anita Avenue
                                      South El Monte, CA 91733

         Common Stock                 Dr. Henry L. Lee                     247,334 shares  (1) (2)        6%
                                      1444 Santa Anita Avenue
                                      South El Monte, CA 91733

(1) Includes shares subject to options exercisable at or within 60 days after December 31, 2000.

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

                                      NAME OF                           AMOUNT AND NATURE            PERCENTAGE
         TITLE OF CLASS               BENEFICIAL OWNER               OF BENEFICIAL OWNERSHIP          OF CLASS
         Common Stock                 Ronald G. Lee                      2,045,016 shares  (1)           42%
         Common Stock                 Dr. Henry L. Lee                     247,334 shares  (2)            6%
         Common Stock                 William M. Caldwell IV                75,000 shares  (1)            1%
         Common Stock                 All officers and directors
                                       as a group (4 persons)            2,581,886 shares  (1) (2)       50%

(1) Includes shares subject to options exercisable at or within 60 days after December 31, 2000.

(2) Includes 28,000 shares of the Company's common stock which Dr. Lee holds as trustee for the benefit of certain family members. He has the right to vote such shares but otherwise disclaims beneficial ownership.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information regarding borrowings from and sale and leaseback transactions between the Company and it's Chairman of the Board which is contained in Item 6 and Notes 3 and 8 of Notes to Financial Statements is incorporated herein by this reference.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Exhibits. The following exhibits have been or are being filed herewith, and are numbered in accordance with Item 601 of Regulation S-B:

         The following exhibits are filed herewith:

                  10.57   -  Promissory note evidencing advance made to the
                             Registrant

                  10.58   -  Promissory note evidencing advance made to the
                             Registrant

                  10.59   -  Lease dated May 25, 2000, for the premises located
                             at 1470 Santa Anita Avenue, South El Monte,
                             California

                  10.60   -  Lease dated May 25, 2000, for the premises located
                             at 1425 and 1427 Lidcombe Avenue, South El Monte, California

                  10.61   -  Lease dated May 25, 2000, for the premises located
                             at 1434 Santa Anita Avenue, South El Monte,
                             California

                  10.62   -  Lease dated May 25, 2000, for the premises located
                             at 1460 Santa Anita Avenue, South El Monte,
                             California

                  10.63   -  Lease dated May 25, 2000, for the premises located
                             at 1500 Santa Anita Avenue, South El Monte,
                             California

                  10.64   -  Lease dated May 25, 2000, for the premises located
                             at 1516 Santa Anita Avenue, South El Monte,
                             California

                  27      -  Financial data schedule

         The following exhibits have previously been filed by the Company:

                   3.1    -  Articles of Incorporation, as amended (1)

                   3.4    -  By-laws, as amended December 20, 1977 (2)

                   3.5    -  Amendment of By-laws effective March 14, 1978 (2)

                   3.6    -  Amendment to By-laws effective November 1, 1980 (3)

                  10.1    -  Qualified Stock Option Plan  including forms of
                             grant (4)

                  10.2    -  1985 Employee Incentive Stock Option Plan (5)

                  10.3    -  Description of bonus agreements between the
                             Registrant and its officers (2)

                  10.4    -  Lease dated December 1, 1990, for the premises
                             located at 1470 Santa Anita Avenue, South El Monte, California (6)

                  10.5    -  Lease dated April 16, 1990, for the premises
                             located at 1425 and 1427 Lidcombe Avenue, South El Monte, California (6)

                  10.6    -  Lease dated April 16, 1990, for the premises
                             located at 1434 Santa Anita Avenue, South El Monte, California (6)

                  10.7    -  Lease dated April 16, 1990, for the premises
                             located at 1460 Santa Anita Avenue, South El Monte, California (6)

                  10.8    -  Lease dated April 16, 1990, for the premises
                             located at 1457 Lidcombe, South El Monte,
                             California (6)

                  10.9    -  Lease dated April 16, 1990, for the premises
                             located at 1500 Santa Anita Avenue, South El Monte, California (6)

                  10.10   -  Lease dated April 16, 1990, for the premises
                             located at 1516 Santa Anita Avenue, South El Monte, California (6)

                  10.11   -  Lease dated March 1, 1991, for the premises
                             located at 1444 Santa Anita Avenue, South El Monte, California (6)

                  10.12   -  Lease dated March 1, 1991, for the premises located
                             at 1445 Lidcombe Avenue, South El Monte,
                             California (7)

                  10.13   -  Promissory notes which were amended in September
                             1992 evidencing advances by the Registrant's officers and directors (8)

                  10.14   -  Promissory notes which were amended in September
                             1994 evidencing advances by the Registrant's officers and directors (9)

                  10.15   -  Promissory notes evidencing advances made to the
                             Registrant's officers and directors (9)

                  10.16   -  Promissory notes evidencing advances made to the
                             Registrant (9)

                  10.17   -  Promissory notes which were amended in January 1995
                             evidencing advances by the Registrant's officers and directors (10)

                  10.18   -  Promissory notes evidencing advances made by the
                             Registrant's officers and directors (10)

                  10.19   -  Promissory notes which were amended in July 1995
                             evidencing advances made to the Registrant (10)

                  10.20   -  Royalty agreement dated August 31, 1994, between
                             Lee Pharmaceuticals and The Fleetwood Company, regarding a brand acquisition (10)

                  10.21   -  Royalty agreement dated October 4, 1988, between
                             Lee Pharmaceuticals and Roberts Proprietaries, Inc. regarding a brand acquisition (10)

                  10.22   -  Note payable to bank dated April 26, 1996,
                             between Lee Pharmaceuticals and San Gabriel Valley Bank, secured by the deed on land and building (11)

                  10.23   -  Loan and security agreement dated May 21, 1996,
                             between Lee Pharmaceuticals and Preferred Business Credit, Inc. regarding a revolving credit facility financing (11)

                  10.24   -  Secured promissory note dated September 17, 1996,
                             between Lee Pharmaceuticals and Preferred Business Credit, Inc. (12)

                  10.25   -  Promissory notes evidencing advances made by the
                             Registrant (12)

                  10.26   -  Promissory notes which were amended in July 1996
                             evidencing advances made to the Registrant (12)

                  10.27   -  Sublease dated November 22, 1995, for the premises
                             located at 1460 Santa Anita Avenue, South El Monte, California (12)

                  10.28   -  Sublease dated June 11, 1996, for the premises
                             located at 1470 Santa Anita Avenue, South El Monte, California (12)

                  10.29   -  Lease dated December 1, 1995, for the premises
                             located at 1444 Santa Anita Avenue, South El Monte, California (12)

                  10.30   -  Lease dated December 1, 1995, for the premises
                             located at 1445 Lidcombe Avenue, South El Monte, California (12)

                  10.31   -  1997 Employee Incentive Stock Option Plan (13)

                  10.32   -  1997 Stock Option Plan (13)

                  10.33   -  Promissory note which was amended in October 1997
                             evidencing advances made to the Registrant (14)

                  10.34   -  Promissory notes which were amended (modified) in
                             December 1997 evidencing advances made to the Registrant (14)

                  10.35   -  Modification of loan and security agreement dated
                             September 10, 1997, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (14)

                  10.36   -  Promissory note which was amended in February 1997
                             evidencing advances made to the Registrant (14)

                  10.37   -  Secured promissory note dated October 21, 1996,
                             between Lee Pharmaceuticals and Roberts
                             Laboratories, Inc. (14)

                  10.38   -  Promissory note evidencing advance made to the
                             Registrant (15)

                  10.39   -  Promissory note evidencing advance made to the
                             Registrant (15)

                  10.40   -  Modification of loan and security agreement dated
                             May 21, 1996, between Lee Pharmaceuticals and Preferred Business Credit, Inc. regarding a revolving credit facility financing (16)

                  10.41   -  Modification of secured promissory note dated
                             August 29, 1997, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (16)

                  10.42   -  Secured promissory note dated May 15, 1998, between
                             Lee Pharmaceuticals and Preferred Business Credit, Inc. (16)

                  10.43   -  Continuing guaranty dated May 15, 1998, between
                             Lee Pharmaceuticals and Preferred Business Credit, Inc. (16)

                  10.44   -  Asset Purchase and Sale Agreement dated June 29,
                             1999, between Lee Pharmaceuticals (buyer) and Premier Consumer Products, Inc. (seller) and Advanced Polymer Systems, Inc., regarding a brand acquisition (17)

                  10.45 Promissory note evidencing advance made to the Registrant (17)

                  10.46 Promissory note evidencing advance made to the Registrant (18)

                  10.47 Promissory note evidencing advance made to the Registrant (19)

                  10.48 Modification of loan and security agreement dated October 29, 1999, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) regarding a revolving credit facility financing (19)

                  10.49 Modification of secured (by inventory) promissory note dated October 29, 1999, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) (19)

                  10.50 Modification of secured (by equipment) promissory note dated October 29, 1999 ,between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) (19)

                  10.51 Promissory note evidencing advance made to the Registrant (20)

                  10.52 Modification of loan and security agreement dated May 19, 2000, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) regarding a revolving credit facility financing (21)

                  10.53 Modification of secured (by inventory) promissory note dated May 19, 2000, between Lee
                             Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) (21)

                  10.54 Modification of secured (by equipment) promissory note dated May 19, 2000, between Lee
                             Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) (21)

                  10.55 Modification of secured (by Accutek equipment) promissory note dated May 19, 2000, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) (21)

                  10.56 Modification of secured (by Accutek equipment) promissory note dated May 19, 2000 between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) (21)


              (1) Filed as an Exhibit of the same number with the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on February 5, 1973, (Registrant No. 2-47005), and incorporated herein by reference.

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

              (9) Filed as Exhibits 10.14, 10.15 and 10.16 with the Company's Form 10-KSB Annual Report for the fiscal year ended September 30, 1994, filed with the Securities and Exchange Commission in December 1994 and incorporated herein by reference.

             (10)   Filed as Exhibits 10.17, 10.18, 10.19, 10.20 and 10.21 with the Company's Form 10-KSB Annual Report for the fiscal year ended September 30, 1995, filed with the Securities and Exchange Commission in December 1995 and incorporated herein by reference.

             (11) Filed as Exhibits 10.22 and 10.23 with the Company's Form 10-QSB Quarterly Report for the nine months ended June 30, 1996, filed with the Securities and Exchange Commission in August 1996 and incorporated herein by reference.

             (12)   Filed as exhibits 10.24, 10.25, 10.26, 10.27, 10.28, 10.29 and 10.30 with the Company's Form 10-KSB Annual Report for the fiscal year ended September 30, 1996, filed with the Securities and Exchange Commission in December 1996 and incorporated herein by reference.

             (13) Included as an attachment to the Company's definitive Proxy Statement to shareholders for the meeting dated March 11, 1997 and incorporated herein by reference.

             (14)   Filed as exhibits 10.33, 10.34, 10.35, 10.36 and 10.37 with the Company's Form 10-KSB Annual Report for the fiscal year ended September 30, 1997, filed with the Securities and Exchange Commission in December 1997 and incorporated herein by reference.

             (15) Filed as Exhibits 10.37 and 10.38 with the Company's Form 10-QSB Quarterly Report for the three months ended December 31, 1997, filed with the Securities and Exchange Commission in February 1998 and incorporated herein by reference.

             (16) Filed as Exhibits 10.1, 10.2, 10.3 and 10.4 with the Company's Form 10-QSB Quarterly Report for the nine months ended June 30, 1998, filed with the Securities and Exchange Commission in August 1998 and incorporated herein by reference.

             (17) Filed as Exhibits 10.1 and 10.2 with the Company's Form 10-QSB Quarterly Report for the nine months ended June 30, 1999, filed with the Securities and Exchange Commission in August 1999 and incorporated herein by reference.

             (18) Filed as Exhibit 10.46 with the Company's Form 10-KSB Annual Report for the fiscal year ended September 30, 1999, filed with the Securities and Exchange Commission in December 1999 and incorporated herein by reference.

             (19) Filed as Exhibits 10.1, 10.2, 10.3 and 10.4 with the Company's Form 10-QSB Quarterly Report for the three months ended December 31, 1999, filed with the Securities and Exchange Commission in February 2000 and incorporated herein by reference.

             (20) Filed as Exhibit 10.1 with the Company's Form 10-QSB Quarterly Report for the six months ended March 31, 2000, filed with the Securities and Exchange Commission in May 2000 and incorporated herein by reference.

             (21)   Filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 with the
                    Company's Form 10-QSB Quarterly Report for the nine months ended June 30, 2000, filed with the Securities and Exchange Commission in August 2000 and incorporated herein by reference.

 (b)     Reports on Form 8-K:

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LEE PHARMACEUTICALS



   Date:    DECEMBER 15, 2000              RONALD G. LEE
         --------------------------       ------------------------------------
                                           Ronald G. Lee
                                           Chairman of the Board and President



         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   Date:     DECEMBER 15, 2000             RONALD G. LEE
         ----------------------------      -----------------------------------
                                           Ronald G. Lee
                                           Chairman of the Board & President
                                           (Principal Executive, Financial and
                                           Accounting Officer) and Director

   Date:     DECEMBER 15, 2000             HENRY L. LEE, JR.
         ----------------------------      -----------------------------------
                                           Henry L. Lee, Jr.
                                           Director

   Date:     DECEMBER 15, 2000             WILLIAM M. CALDWELL IV
         ----------------------------      -----------------------------------
                                           William M. Caldwell IV
                                           Director