Form 10QSB
period 2000-12-31
LEE PHARMACEUTICALS
filed 2001-02-13
CIK 58411

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________







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

         As of December 31, 2000, there were outstanding 4,135,162 shares of common stock of the registrant.

         Transitional Small Business Disclosure Format (check one):
Yes            No     X
    ---------     ---------

                                                                     FORM 10-QSB

                               LEE PHARMACEUTICALS
                                  BALANCE SHEET
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

         ASSETS
Cash                                                                      $   30

Accounts and notes receivable (net of allowances: $270)                      723
Inventories (net of reserves: $511)
         Raw materials                                    $1,775
         Work in process                                     194
         Finished goods                                      456
                                                          ------
         Total inventories                                                 2,425

Other current assets                                                         545
                                                                          ------
         Total current assets                                              3,723
                                                                          ------

Property, plant and equipment (less
  accumulated depreciation and
  amortization: $5,051)                                                      526

Intangibles and other assets (net of
  accumulated amortization: $7,688)                                        2,942
                                                                          ------

         TOTAL                                                            $7,191
                                                                          ======

                       See notes to financial statements.

                                                                     FORM 10-QSB

                               LEE PHARMACEUTICALS
                                  BALANCE SHEET
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

        LIABILITIES

Bank overdraft                                                          $   123
Notes payable - bank                                                        837
Current portion - notes payable, other                                    1,867
Current portion - note payable related party                                580
Accounts payable                                                            744
Other accrued liabilities                                                   713
Environmental cleanup liability                                             366
Due to related parties                                                      770
                                                                        -------

         Total current liabilities                                        6,000
                                                                        -------

Long-term notes payable to related parties                                2,281
                                                                        -------

Long-term notes payable, other                                            1,151
                                                                        -------

Environmental cleanup liability - Casmalia Site                             374
                                                                        -------

         Total liabilities                                                9,806
                                                                        -------


         COMMITMENTS AND CONTINGENCIES


         STOCKHOLDERS' (DEFICIT)

Common stock, $.10 par value; authorized, 7,500,00 shares;
  issued and outstanding, 4,135,162 shares                                  413

Additional paid-in capital                                                4,222

Accumulated (deficit)                                                    (7,250)
                                                                        -------

Total stockholders' deficit                                              (2,615)
                                                                        -------

TOTAL                                                                   $ 7,191
                                                                        =======

                       See notes to financial statements.

                                                                     FORM 10-QSB
                               LEE PHARMACEUTICALS
                            STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  FOR THE THREE MONTHS
                                                   ENDED DECEMBER 31,
                                                ------------------------
                                                   2000         1999
                                                -----------  -----------
                                                (UNAUDITED)  (UNAUDITED)
Gross revenues                                    $ 2,163    $ 2,537
Less: Sales returns                                   (99)      (193)
      Cash discounts and others                       (22)       (22)
                                                  -------    -------

Net revenues                                        2,042      2,322
                                                  -------    -------
Costs and expenses:
     Cost of sales                                  1,002      1,068
     Selling and advertising expense                  595        732
     General and administrative expense               258        305
     Interest expense                                 202        216
                                                  -------    -------

Total costs and expenses                            2,057      2,321
                                                  -------    -------

(Loss) income from operations                         (15)         1

Other income                                           24         17
                                                  -------    -------

Net income                                        $     9    $    18
                                                  =======    =======
Per share:

     Basic income                                 $   .00    $   .00
                                                  =======    =======

                       See notes to financial statements.

                                                                     FORM 10-QSB

                               LEE PHARMACEUTICALS
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               FOR THE THREE MONTHS
                                                                                ENDED DECEMBER 31,
                                                                             ------------------------
                                                                                2000         1999
                                                                             -----------  -----------
                                                                             (UNAUDITED)  (UNAUDITED)
Cash flows from operating activities:
  Net income ............................................................       $   9        $  18
                                                                                -----        -----
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation ..........................................................          43           35
  Amortization of intangibles ...........................................         136          220
  (Decrease) in deferred income .........................................         (11)         (16)
  (Gain) on disposal of property, plant, and equipment ..................          (1)           -
Change in operating assets and liabilities:
  Decrease (increase) in accounts receivable ............................         449          (97)
  (Decrease) increase in allowance for doubtful accounts
           and sales returns and allowances .............................         (75)           2
  (Increase) in inventories .............................................        (138)         (76)
  (Increase) decrease in deposits .......................................          (8)          17
  (Increase) decrease in other current assets ...........................         (43)          28
  Increase in accounts payable and accrued liabilities ..................         107           48
  Increase in due to related parties - accrued interest .................          37           54
  (Decrease) in accrued royalties .......................................          (9)         (26)
                                                                                -----        -----
  Total adjustments .....................................................         487          189
                                                                                -----        -----
           Net cash provided by operating activities ....................         496          207
                                                                                -----        -----
Cash flows from investing activities:
  Additions to property, plant, and equipment ...........................         (33)        (106)
  Proceeds from sale of equipment .......................................           1            -
  Acquisition of product brands .........................................         (50)        (140)
  Increase in non-current deposit .......................................         (11)           -
                                                                                -----        -----
           Net cash (used in) investing activities ......................         (93)        (246)
                                                                                -----        -----
Cash flows from financing activities:
  Proceeds from notes payable to related party ..........................          39            -
  (Payments on) notes payable to related party ..........................        (102)           -
  Decrease in due from related party ....................................          25            1
  (Decrease) in notes payable ...........................................        (156)          (6)
  Proceeds from notes payable, other ....................................         350          200
  Payments on notes payable, other ......................................        (314)        (189)
  (Decrease) increase in bank overdraft .................................        (227)          35
                                                                                -----        -----
           Net cash (used in) provided by financing activities ..........        (385)          41
                                                                                -----        -----
Net increase in cash ...................................................           18            2
Cash, beginning of year ................................................           12            4
                                                                                -----        -----
Cash, end of year ......................................................        $  30        $   6
                                                                                =====        =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ..............................................................       $ 135        $ 174
                                                                                =====        =====
  Taxes .................................................................       $   -        $   -
                                                                                =====        =====
NON CASH FINANCING AND INVESTING ACTIVITY:
Acquisition of product brands:
  Fair value of assets acquired .........................................       $  50        $ 340
  Fair value of liabilities incurred ....................................           -         (200)
                                                                                -----        -----
           Net cash payments ............................................       $  50        $ 140
                                                                                =====        =====

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

         These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained herein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000. The Company follows the same accounting policies in preparation of interim reports.

         Results of operations for the interim periods may not be indicative of annual results.

         The Company is involved in various matters involving environmental cleanup issues. SEE "Item 2. Management's Discussion and Analysis or Plan of Operations" and Note 11 of Notes to Financial Statements included in the Company's Form 10-KSB for the fiscal year ended September 30, 2000. The ultimate outcome of these matters cannot presently be determined. Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. The Company's proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated.

2.       Continued existence:

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company experienced nominal net income in fiscal years 1997 and 2000, past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they became due, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.       Earnings per share:

         The Company has a simple capital structure, and there were no changes under the SFAS 128 methodology to the previously reported earnings
         (loss) per share amounts for any of the fiscal years. Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding of 5,194,496 in December 2000 and 4,936,328 in December 1999. Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect of stock options previously granted. These differences in the weighted average number of shares outstanding for the calculation of basic and diluted earnings per share resulted in no differences in the earnings per share.

4.       Acquisitions:

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

                                                                     FORM 10-QSB

         On January 31, 2000, the Company purchased certain assets of the product Serutan-Registered Trademark-, toasted granules, a bulk-forming laxative, for $60,000 cash. Included in the purchase price was certain inventories valued at approximately $6,000.

         On October 30, 2000, the Company purchased certain assets of the Sloans-Registered Trademark- liniment temporary pain relief product from C.B. Fleet Co., Inc. for $50,000 plus less than $10,000 of inventory. The Company remitted the full $50,000 at closing. The amount of inventory will be determined at a later date.

5.       Related party transactions:

         In January 2000, non-cash transactions were recorded whereby $115,000 in prior cash advances to related parties were prepaid and offset against long-term notes of the same amount, due to the same related parties.

6.       Income taxes:

         As of December 31, 2000, the Company had net operating loss (NOL) carryforwards of approximately $10,000,000 for Federal and $3,000,000 for California which for tax purposes can be used to offset future Federal and California income taxes. The differences in the state carryforwards relate primarily to the treatment of loss carryforwards and depreciation of property, plant and equipment. The Federal carryforwards expire from 2005 through 2020; California expires from 2000 through 2005. The Company has provided an allowance for the entire amount of the deferred asset applicable to the NOL.

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         MATERIAL CHANGES IN RESULTS OF OPERATIONS
         THREE MONTHS ENDED DECEMBER 31, 2000, AND DECEMBER 31, 1999

         Gross revenues for the three months ended December 31, 2000, were $2,163,000, a decrease of approximately $374,000 or 15% from the comparable three months ended December 31, 1999. The decrease in gross revenues was attributed to lower sales volume of existing brands such as Take-Off-Registered Trademark- ($204,000), the depilatories ($170,000), Aquafilter-Registered Trademark-($63,000) and other over-the-counter items ($135,000). These decreases were offset by higher sales volume of the Lee-Registered Trademark-Lip-Ex(TM) line of products ($151,000) and the added sales of the newly acquired brands ($85,000).

         Net revenues decreased approximately $280,000 or 12% for the three months ended December 31, 2000, as compared to the three months ended December 31, 1999. The change in net revenues was due to the sales volume explanations discussed above. The Company's sales returns decreased approximately $94,000 or 49% when comparing the three months ended December 31, 2000 and 1999. The decrease in sales returns was a result of lower product returns pertaining to prescription drug items experienced during the quarter ended December 31, 2000 as compared to December 31, 1999.

         Cost of sales as a percentage of gross revenues were 46% for the three months ended December 31, 2000, compared to 42% for the three months ended December 31, 1999. The higher cost of sales percentage was due to a change in product mix and lower priced commodity-type goods with an accompanying higher cost of goods attached to them, thereby generating lower gross margins on sales of these related products. In addition, the Company incurred higher raw material purchases ($24,000) and increased depreciation expense ($12,000) due to the purchase of new equipment.

         Selling and advertising expenses decreased $137,000 or 19% when comparing the three months ended December 31, 2000, with the three months ended December 31, 1999. The decrease in expenses was mainly due to the following factors; 1) lower amortization expense ($76,000) due to the expiration of the write-off period related to prior product brand acquisitions, and 2) reduced cooperative advertising costs ($89,000). The above decreases were offset by increases in convention expenses ($12,000), higher consulting services ($5,000), and increased salary and wages plus related fringe benefits ($20,000).

                                                                     FORM 10-QSB

         General and administrative expenses decreased $47,000 or 15% when comparing the three months ended December 31, 2000, with the three months ended December 31, 1999. The decrease in expenses was mainly due to the following factors; 1) lower management information systems (MIS) consulting services related to Year 2000 readiness ($13,000), 2) reduced supply expenses ($14,000), 3) nonrecurring loan fees associated with the Company's asset based financing lender ($4,000), and 4) a reduction in temporary help expenses ($5,000).

         Interest expense decreased $14,000 or 6% when comparing the three months ended December 31, 2000, with the three months ended December 31, 1999. The decrease was due to reduced borrowings from the Company's asset based financing lender and related parties. This action was partially offset by a higher prime interest rate (9.5% vs. 8.5%) related to certain borrowings which are tied to prime.

         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, working capital was a negative $2,277,000 compared with a negative $2,332,000 as of September 30, 2000. The ratio of current assets to current liabilities was .6 to 1 at December 31, 2000, and September 30, 2000. The decrease in the Company's negative working capital was primarily due to increases in inventory and other current assets, as well as decreases in accounts payable and the current portion of notes payable - other (the result of decreased private loans and notes regarding prior brand acquisitions along with lower borrowings from the Company's asset based financing lender).

         The Company has an accumulated deficit of $7,250,000. Although the Company experienced nominal net income in fiscal years 1997 and 2000, past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they became due, raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

                                                                     FORM 10-QSB

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

                                                                     FORM 10-QSB

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

                                                                     FORM 10-QSB

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under Part I, Item 2, "Management's Discussion and Analysis or Plan of Operations - Environmental Matters" is incorporated herein by reference. SEE ALSO "Legal Proceedings" in the Company's Form 10-KSB for the fiscal year ended September 30, 2000.

Item 6.  The following exhibits are filed herewith:

         10.1 - Sublease dated September 14, 2000, for the premises located at 1460 Santa Anita Avenue, South El Monte, California

         10.2 - Sublease guaranty dated September 14, 2000, for the premises located at 1460 Santa Anita Avenue, South El Monte, California

         10.3 - Promissory note evidencing advance made to the Registrant


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





                                                 LEE PHARMACEUTICALS
                                                 -------------------
                                                    (Registrant)




Date:   FEBRUARY 13, 2001                           RONALD G. LEE
     -----------------------              --------------------------------------
                                                    Ronald G. Lee
                                          Chairman of the Board, President and
                                          Chief Financial and Accounting Officer