Form 10QSB
period 2001-03-31
LEE PHARMACEUTICALS
filed 2001-05-14
CIK 58411

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-7335

LEE PHARMACEUTICALS
(Exact name of small business issuer as specified in its charter)

California (State or other jurisidiction of incorporation or organization)	95-2680312 (I.R.S Employer Identification No.)
1444 Santa Anita Avenue, South El Monte, California (Address of principal executive offices)	91733 (Zip Code)

(626) 442-3141
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

    As of March 31, 2001 there were outstanding 4,135,162 shares of common stock of the registrant.

    Transitional Small Business Disclosure Format (check one):
Yes / /  No /x/

LEE PHARMACEUTICALS
BALANCE SHEET
MARCH 31, 2001
(Dollars in thousands)
(Unaudited)

ASSETS
Cash		$29
Accounts and notes receivable (net of allowances: $466)		1,147
Inventories (net of reserves: $550)
Raw materials	$1,879
Work in process	293
Finished goods	413

Total inventories		2,585
Other current assets		897

Total current assets		4,658
Property, plant and equipment (less accumulated depreciation and amortization: $5,087)		485
Intangibles and other assets (net of accumulated amortization: $7,804)		2,974

TOTAL		$8,117

See notes to financial statements.

LEE PHARMACEUTICALS
BALANCE SHEET
MARCH 31, 2001
(Dollars in thousands)
(Unaudited)

LIABILITIES
Bank overdraft	$274
Notes payable—bank	1,006
Current portion—notes payable, other	1,715
Current portion—note payable related party	610
Accounts payable	1,630
Other accrued liabilities	523
Environmental cleanup liability	366
Due to related parties	798

Total current liabilities	6,822

Long-term notes payable to related parties	2,247

Long-term notes payable, other	1,269

Environmental cleanup liability—Casmalia Site	374

Total liabilities	10,712

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' (DEFICIT)
Common stock, $.10 par value; authorized, 7,500,00 shares; issued and outstanding, 4,135,162 shares	413
Additional paid-in capital	4,222
Accumulated (deficit)	(7,230)

Total stockholders' deficit	(2,595)

TOTAL	$8,117

See notes to financial statements.

LEE PHARMACEUTICALS
STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2001	2000	2001	2000
Gross revenues	$2,920	$2,726	$5,083	$5,263
Less: Sales returns	(449)	(266)	(548)	(459)
Cash discounts and others	(18)	(21)	(40)	(43)

Net revenues	2,453	2,439	4,495	4,761

Costs and expenses:
Cost of sales	1,237	1,198	2,239	2,266
Selling and advertising expense	691	735	1,286	1,467
General and administrative expense	288	287	546	592
Interest expense	219	223	421	439

Total costs and expenses	2,435	2,443	4,492	4,764

Income (loss) from operations	18	(4)	3	(3)
Other income	2	14	26	31

Net income	$20	$10	$29	$28

Per share:
Net income	$.01	$.00	$.01	$.01

See notes to financial statements.

LEE PHARMACEUTICALS
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income	$29	$28

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	86	74
Amortization of intangibles	252	445
(Decrease) in deferred income	(11)	(33)
(Gain) loss on disposal of property, plant, and equipment	(5)	1
Change in operating assets and liabilities:
(Increase) in accounts receivable	(171)	(179)
Increase in allowance for doubtful accounts and sales returns and allowances	121	149
(Increase) in inventories	(298)	(162)
(Increase) in deposits	(357)	(228)
(Increase) decrease in other current assets	(46)	26
Increase in accounts payable and accrued liabilities	734	266
Increase in due to related parties—accrued interest	65	20
(Decrease) increase in accrued royalties	(39)	12

Total adjustments	331	391

Net cash provided by operating activities	360	419

Cash flows from investing activities:
Additions to property, plant, and equipment	(39)	(155)
Proceeds from sale of equipment	7	1
Acquisition of product brands	(199)	(194)
Increase in non-current deposit	(11)	—

Net cash (used in) investing activities	(242)	(348)

Cash flows from financing activities:
Proceeds from notes payable to related party	39	—
(Payments on) notes payable to related party	(104)	—
Decrease in due from related party	25	93
Increase (decrease) in notes payable	102	(12)
Proceeds from notes payable, other	550	500
Payments on notes payable, other	(637)	(739)
(Decrease) increase in bank overdraft	(76)	87

Net cash (used in) financing activities	(101)	(71)

Net increase in cash	17	0
Cash, beginning of year	12	4

Cash, end of year	$29	$4

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$340	$366

Taxes	$—	$—

Non cash financing and investing activity:
Acquisition of product brands:
Fair value of assets acquired	$199	$394
Fair value of liabilities incurred	—	(200)

Net cash payments	$199	$194

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

    These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained herein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000. The Company follows the same accounting policies in preparation of interim reports.

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

2.
Continued existence:

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company experienced nominal net income in fiscal years 1997 and 2000 and to date in 2001, past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they become due, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.
Earnings per share:

    The Company has a simple capital structure, and there were no changes under the SFAS 128 methodology to the previously reported earnings (loss) per share amounts for any of the fiscal years. Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding of 5,194,496 in March 2001 and 4,936,328 in March 2000. Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect of stock options previously granted. These differences in the weighted average number of shares outstanding for the calculation of basic and diluted earnings per share resulted in no differences in the earnings per share.

4.
Acquisitions:

    On November 15, 1999, the Company purchased certain assets of the product lines from U.S. Dermatologics, Inc. which includes Cope®, a tension headache relief tablet, and Astring-o-Sol®, a concentrated mouthwash, for $400,000. The Company has remitted $200,000 at closing and is required to make twenty-four equal monthly installments of $8,000 plus interest at a rate equal to the highest prime rate (published in the Wall Street Journal) during the preceding month commencing January 25, 2000 and ending on December 25, 2001, and a final payment of all remaining principal due on January 25, 2002. Included in the above purchase price was certain inventories valued at approximately $60,000.

    On January 31, 2000, the Company purchased certain assets of the product Serutan®, toasted granules, a bulk-forming laxative, for $60,000 cash. Included in the purchase price was certain inventories valued at approximately $6,000.

    On October 30, 2000, the Company purchased certain assets of the Sloans® liniment temporary pain relief product from C.B. Fleet Co., Inc. for $50,000 plus approximately $600 of inventory. The Company remitted the full $50,000 at closing.

    On February 12, 2001, the Company purchased certain assets of the Black Draught® laxative product line from The Monticello Companies, Inc., for $185,000. This amount includes approximately $37,000 of inventory and was remitted in full at closing.

5.
Related party transactions:

    In January 2000, non-cash transactions were recorded whereby $115,000 in prior cash advances to related parties were prepaid and offset against long-term notes of the same amount, due to the same related parties.

6.
Income taxes:

    As of March 31, 2001, the Company had net operating loss (NOL) carryforwards of approximately $10,000,000 for Federal and $3,000,000 for California which for tax purposes can be used to offset future Federal and California income taxes. The differences in the state carryforwards relate primarily to the treatment of loss carryforwards and depreciation of property, plant and equipment. The Federal carryforwards expire from 2005 through 2020; California expires from 2000 through 2005. The Company has provided an allowance for the entire amount of the deferred asset applicable to the NOL.

7.
Line of credit:

    Effective February 20, 2001, the Company renewed its accounts receivable financing, maturing May 2003, whereby 75% of the eligible domestic accounts receivable, not to exceed the greater of $1,400,000 or $1,400,000 less amounts advanced on inventory can be advanced. The agreement is renewable for successive one year periods thereafter. Also, the agreement requires minimum monthly interest of $3,000 with an interest rate of 8% above Union Bank of California's prime rate. The financing agreement includes a $300,000 term loan on inventory which is incorporated in the working capital line of credit above. The inventory term loan requires monthly payments of $5,000 with an interest rate of 8% above Union Bank of California's prime rate. Additionally, there is a separate $400,000 term loan on the Company's equipment. This financing is secured by a security interest in all of the Company's assets and requires monthly payments of $10,000 plus interest at Union Bank of California's prime rate plus 8%. The continuing personal guarantee by the Company's President, of obligations of the Company, remains in force.

8.
Use of estimates:

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

9.
Subsequent events:

    In May 2001 the Company sold one of it's product brands for $375,000 cash. In addition, approximately $20,000 related inventory was sold.

    In May 2001, notes payable and related interest totaling $352,000, from a prior brand acquisition, was settled for $270,000 cash.

Item 2.

  Management's Discussion and Analysis or Plan of Operations

Material Changes in Results of Operations
Three Months Ended March 31, 2001, and March 31, 2000

    Gross revenues for the three months ended March 31, 2001, were $2,920,000, an increase of approximately $194,000 or 7% from the comparable three months ended March 31, 2000. The increase in gross revenues was principally due to the significant increase ($307,000) in sales of the Lee® Lip-Ex™ line of products. In addition, the Company reported sales volume increases in Nosebetter® and the various personal care category of brands. These accounted for approximately $124,000 in increases. The above increases were offset by reductions in sales of Aquafilter® ($39,000), depilatories ($53,000) and other over-the-counter items ($137,000).

    Net revenues increased approximately $14,000 for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The change in net revenues was due to the same explanations discussed above and a sales return increase of approximately $183,000 or 69% when comparing fiscal years 2001 and 2000. The sales return increase was due to the discontinuance of one of the Company's SKU's (stock keeping unit) at the retail store level, and change in the retail customers planograms and personal returns.

    Cost of sales as a percentage of gross revenues was 42% for the three months ended March 31, 2001 compared to 44% for the comparative three months period ended March 31, 2000. The lower cost of sales percentage was due to a favorable product mix along with longer and more efficient production runs. The above was somewhat offset by increased direct labor costs ($34,000) needed to meet the higher sales orders.

    Selling and advertising expenses decreased $44,000 or 6% when comparing the three months ended March 31, 2001, with the three months ended March 31, 2000. The decrease in expenses was mainly due to lower amortization expense ($99,000) because of the expiration of the write-off period related to prior product brand acquisitions. This decrease was offset by increases associated with cooperative advertising expenses ($24,000) and increased salary and wages plus fringe benefits ($32,000).

    General and administrative expenses were constant when comparing the three months ended March 31, 2001 versus March 31, 2000.

    Interest expense decreased $4,000 or 2% when comparing the three months ended March 31, 2001, with the three months ended March 31, 2000.

Material Changes in Results of Operations
Six Months Ended March 31, 2001, and March 31, 2000

    Gross revenues for the six months ended March 31, 2001, were $5,083,000, a decrease of approximately $180,000 or 3% from the comparable six months ended March 31, 2000. The decrease in gross revenues was due to the lower sales volume generated by Aquafilter®, Take-Off® depilatories, and other over-the-counter items. The above decreases were partially offset by the higher sales revenues from Nosebetter® ($88,000), the newly acquired brands of Cope® and Astring-o-Sol® ($59,000) and the continued growth of the Lee® Lip-Ex™ line of products ($459,000).

    Net revenues for the six months ended March 31, 2001 were $4,495,000, a decrease of $266,000 or 6% from the comparable six months ended March 31, 2000. The change in net revenues was principally due to the same explanations discussed above. The Company's sales returns increased approximately $89,000 or 19% when comparing fiscal years 2001 and 2000, due to the discontinuance of one of the Company's SKU's (stock keeping unit) at the retail store level, a change in the retail customers planograms along with seasonal returns.

    Cost of sales as a percentage of gross revenues for the six months ended March 31, 2001, as compared to the six months ended March 31, 2000, was 44% versus 43% respectively. The slightly higher cost of sales percentage was due to the increase ($17,000) in depreciation expense the result of the capitalization of equipment subsequent to March 2000 and higher direct labor costs ($21,000) required to meet the higher sales orders.

    Selling and advertising expenses decreased $181,000 or 12% when comparing the six months ended March 31, 2001, with the six months ended March 31, 2000. The decrease in expenses was principally due to reduced cooperative advertising expense ($65,000), less royalty expenses ($29,000) and lower amortization expense ($175,000) because of the finalization of several write-off periods associated with prior product brand acquisitions. The above decreases were offset by increases in freight costs ($20,000), increased salary and wages plus fringe benefits ($53,000), and higher travel and entertainment costs ($27,000).

    General and administrative expenses decreased $46,000 or 8% when comparing the six months ended March 31, 2001, with the six months ended March 31, 2000. This decrease was principally due to the following factors; 1) lower management information systems (MIS) consulting services related to Year 2000 readiness, 2) nonrecurring loan fees associated with the Company's assets based financing lender and 3) reduced travel and entertainment expenses. These decreases were partially offset by increases in the Company's rent expense related to the leases.

    Interest expense decreased $18,000 or 4% when comparing the six months ended March 31, 2001, with the six months ended March 31, 2000. This decrease was due to the lower borrowings from the Company's asset based financing lender.

  Liquidity and Capital Resources

    At March 31, 2001, working capital was a negative $2,164,000 compared with a negative $2,332,000 as of September 30, 2000. The ratio of current assets to current liabilities was .7 to 1 at March 31, 2001, and .6 to 1 at September 30, 2000. The decrease in the Company's negative working capital was primarily due to increases in inventory and deposits.

    The Company has an accumulated deficit of $7,230,000. Although the Company experienced nominal net income in fiscal years 1997 and 2000 and to date in 2001, past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they become due, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

    The City of South El Monte, the city in which the Company has its manufacturing facility, is located in the San Gabriel Valley. The San Gabriel Valley has been declared a Superfund site. The 1995 Water Quality Control Plan issued by the California Regional Water Quality Control Board states that the primary groundwater basin pollutants in the San Gabriel Valley are volatile organic compounds from industry, nitrates from subsurface sewage disposal and past agricultural activities. In addition, the Plan noted that hundreds of underground storage tanks leaking gasoline and other toxic chemicals have existed in the San Gabriel Valley. The California Department of Toxic Substance Control has declared large areas of the San Gabriel Valley to be environmentally hazardous and subject to cleanup work.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

    The information set forth under Part I, Item 2, "Management's Discussion and Analysis or Plan of Operations—Environmental Matters" is incorporated herein by reference. See also "Legal Proceedings" in the Company's Form 10-KSB for the fiscal year ended September 30, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Stockholders of the registrant occurred on March 13, 2001. At that meeting, the following directors were elected:

	VOTES
Director
	FOR	WITHHELD
Dr. Henry L. Lee	3,406,407	101,367
Ronald G. Lee	3,406,607	101,167
William M. Caldwell IV	3,404,607	103,167
	VOTES
	FOR	AGAINST	ABSTAIN	NON-VOTE
The amendment to the Bylaws to reduce the authorized number of directors to not less than three nor more than five	1,983,530	98,440	29,875	1,395,929
	VOTES
	FOR	AGAINST	ABSTAIN
The appointment of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. as independent auditors	3,428,139	52,530	27,107

Item 6.  The following exhibits are filed herewith:

10.1	—	Promissory note evidencing advance made to the Registrant
10.2	—	Loan and security agreement dated February 20, 2001, between Lee Pharmaceuticals and Preferred Business Credit, Inc., regarding a revolving credit facility financing
10.3	—	Secured promissory note dated February 20, 2001, regarding equipment, between Lee Pharmaceuticals and Preferred Business Credit, Inc.
10.4	—	Secured promissory note dated February 20, 2001, regarding inventory, between Lee Pharmaceuticals and Preferred Business Credit, Inc.
10.5	—	Sublease dated March 9, 2001, for the premises located at 1470 Santa Anita Avenue, So. El Monte, California
10.6	—	Sublease guaranty dated March 9, 2001, for the premises located at 1470 Santa Anita Avenue, So. El Monte, California, between Jing Jing Long (guarantor) and Lee Pharmaceuticals, Inc. (sublandlord)

    The following exhibits have previously been filed by the Company:

3.1	—	Articles of Incorporation, as amended (1)
3.4	—	By-laws, as amended December 20, 1997 (2)
3.5	—	Amendment of By-laws effective March 14, 1978 (2)
3.6	—	Amendment to By-laws effective November 1, 1980 (3)
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

SIGNATURE

    In accordance with the requirements of the Securities Exchange Acts of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE PHARMACEUTICALS (Registrant)
Date: May 11, 2001	By:	/s/ RONALD G. LEE Ronald G. Lee Chairman of the Board, President and Chief Financial and Accounting Officer

QuickLinks

LEE PHARMACEUTICALS BALANCE SHEET MARCH 31, 2001 (Dollars in thousands) (Unaudited)
LEE PHARMACEUTICALS BALANCE SHEET MARCH 31, 2001 (Dollars in thousands) (Unaudited)
LEE PHARMACEUTICALS STATEMENTS OF OPERATIONS (Dollars in thousands, except per share amounts) (Unaudited)
LEE PHARMACEUTICALS STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
SIGNATURE