Form 10QSB
period 2001-06-30
LEE PHARMACEUTICALS
filed 2001-08-03
CIK 58411

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                         J u n e  30,  2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                to

Commission file number                                                                          1 - 7 3 3 5

L E E P H A R M A C E U T I C A L S
(Exact name of small business issuer as specified in its charter)

C a l i f o r n i a	9 5 - 2 6 8 0 3 1 2
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

1 4 4 4 S a n t a A n i t a A v e n u e, S o u t h E l M o n t e, C a l i f o r n i a 9 1 7 3 3
(Address of principal executive offices)
(Zip Code)

(6 2 6) 4 4 2 - 3 1 4 1
(Registrant's telephone number, including area code)

N / A
(Former name, former address and former fiscal year, if changed since last report)

                    As of June 30, 2001 there were outstanding 4,135,162 shares of common stock of the registrant.

                Transitional Small Business Disclosure Format (check one):
Yes ☐    No☒

LEE PHARMACEUTICALS
BALANCE SHEET
JUNE 30, 2001
(Dollars in thousands)
(Unaudited)

ASSETS

Current assets:
Cash		$3
Accounts and notes receivable (net of allowances: $397)		621
Inventories (net of reserves: $465)
Raw materials	$1,974
Work in process	295
Finished goods	414

Total inventories		2,683
Other current assets		637

Total current assets		3,944
Property, plant and equipment (less
accumulated depreciation and
amortization: $5,131)		456
Intangibles and other assets (net of
accumulated amortization: $7,692)		2,846

TOTAL		$7,246

See notes to financial statements.

LIABILITIES
Current liabilities:
Bank overdraft	$75
Notes payable – bank	794
Current portion - notes payable, other	1,211
Current portion - note payable related party	640
Accounts payable	1,359
Other accrued liabilities	427
Environmental cleanup liability	366
Due to related parties	806
Deferred income	108

Total current liabilities	5,786
Long-term liabilities:
Long-term notes payable to related parties	2,192
Long-term notes payable, other	1,250
Deferred income	224
Environmental cleanup liability - Casmalia Site	374

Total long-term liabilities	4,040

Total liabilities	9,826

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)

Common stock, $.10 par value; authorized, 7,500,00 shares;
issued and outstanding, 4,135,162 shares	413
Additional paid-in capital	4,222
Accumulated (deficit)	(7,215)

Total stockholders' deficit	(2,580)

TOTAL	$7,246

See notes to financial statements.

LEE PHARMACEUTICALS
STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

		For the Three Months		For the Nine Months
		Ended June 30,		Ended June 30,

		2001	2000	2001	2000

	Gross revenues	$2,074	$2,063	$7,157	$7,326
Less:	Sales returns	(71)	(208)	(619)	(667)
	Cash discounts and others	(18)	(21)	(58)	(64)

	Net revenues	1,985	1,834	6,480	6,595

	Costs and expenses:
	Cost of sales	1,072	833	3,311	3,099
	Selling and advertising expense	510	532	1,796	1,999
	General and administrative expense	313	267	859	859
	Interest expense	182	208	603	647

	Total costs and expenses	2,077	1,840	6,569	6,604

	(Loss) from operations	(92)	(6)	(89)	(9)
	Other income	107	17	133	48

	Net income	$15	$11	$44	$39

	Per share:
	Net income	$.00	$.00	$.01	$.01

See notes to financial statements.

LEE PHARMACEUTICALS
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months
	Ended June 30,
	2001	2000

Cash flows from operating activities:
Net income	$44	$39

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	128	114
Amortization of intangibles	362	664
(Decrease) in deferred income	(11)	(48)
(Gain) on disposal of property, plant, and equipment	(2)	(1)
Change in operating assets and liabilities:
Decrease in accounts receivable	425	103
Increase in allowance for doubtful accounts
and sales returns and allowances	52	65
(Increase) in inventories	(396)	(105)
(Increase) in deposits	(55)	(78)
(Increase) decrease in other current assets	(89)	107
Increase in accounts payable and accrued liabilities	467	34
Increase in due to related parties - accrued interest	73	76
(Decrease) in accrued royalties	(39)	(3)
Increase in deferred income and advance payments	350	–

Net cash provided by operating activities	1,309	967

Cash flows from investing activities:
Additions to property, plant, and equipment	(53)	(219)
Proceeds from sale of equipment	7	1
Acquisition of product brands	(199)	(194)
Increase in non-current deposit	(11)	–

Net cash (used in) investing activities	(256)	(412)

Cash flows from financing activities:
Proceeds from notes payable to related party	44	–
(Payments on) notes payable to related party	(135)	(4)
Decrease in due from related party	25	39
(Decrease) in notes payable	(142)	(18)
Proceeds from notes payable, other	750	800
Payments on notes payable, other	(1,329)	(1,383)
(Decrease) increase in bank overdraft	(275)	12

Net cash (used in) financing activities	(1,062)	(554)

Net (decrease) increase in cash	(9)	1
Cash, beginning of year	12	4

Cash, end of year	$3	$5

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$525	$538

Taxes	$1	$1

Non cash financing and investing activity:
Acquisition of product brands:
Fair value of assets acquired	$199	$394
Fair value of liabilities incurred	–	(200)

Net cash payments	$199	$194

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained herein.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000.  The Company follows the same accounting policies in preparation of interim reports.  The results of operations for the three and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001 or any other period.

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

In May 2001, the Company sold one of its product brands for $375,000 cash.  Included in the sales price is $25,000 for goodwill and $350,000 for three service agreements with the buyer.  In addition, the Company has agreed to manufacture the product for the buyer for two years.  The service agreements call for the Company to provide the buyer with technical and marketing strategy assistance for the three years and customer service assistance for four years.  The amount received for the goodwill has been recorded as income and included in other income on the statement of operations.  The amounts received for the service agreements have been recorded as deferred income on the balance sheet and income will be recognized over the life of the agreements, which is approximately $9,000 per month.  For the current period ending June 30, 2001, $18,000 has been recognized in other income, $108,000 is included in current liabilities and $224,000 is included in long-term liabilities.

2.          Continued existence:

The Company has suffered substantial recurring losses from operations and has a working capital deficiency.  The Company must increase revenue and profitability and obtain additional equity and/or debt financing in order to continue to operate.  The Company has taken certain actions in an effort to become profitable and improve cash flow from operations in the future.  These actions include seeking new revenue opportunities and additional financing sources.  Management continues to implement plans to increase revenues, reduce existing cost structures and improve operating efficiencies.  There can be no assurance that management will be successful in the implementation of its plans.

3.          Earnings per share:

The Company has a simple capital structure, and there were no changes under the SFAS 128 methodology to the previously reported earnings (loss) per share amounts for any of the fiscal years.  Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding of 5,194,496 in June 2001 and 4,135,162 in June 2000.  Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect of stock options previously granted.  These differences in the weighted average number of shares outstanding for the calculation of basic and diluted earnings per share resulted in no differences in the earnings per share.

4.          Acquisitions:

On November 15, 1999, the Company purchased certain assets of the product lines from U.S. Dermatologics, Inc. which includes Cope®, a tension headache relief tablet, and Astring-o-Sol®, a concentrated mouthwash, for $400,000.  The Company has remitted $200,000 at closing and is required to make twenty-four equal monthly installments of $8,000 plus interest at a rate equal to the highest prime rate (published in the Wall Street Journal) during the preceding month commencing January 25, 2000 and ending on December 25, 2001, and a final payment of all remaining principal due on January 25, 2002.  Included in the above purchase price was certain inventories valued at approximately $60,000.  The balance of $340,000 is for an eight year covenent not to compete.

On January 31, 2000, the Company purchased certain assets of the product Serutan®, toasted granules, a bulk-forming laxative, for $60,000 cash.  Included in the purchase price was certain inventories valued at approximately $6,000.  The balance of $54,000 is for an eight year covenent not to compete.

On October 30, 2000, the Company purchased certain assets of the Sloans® liniment temporary pain relief product from C.B. Fleet Co., Inc. for $50,000 plus approximately $600 of inventory.  The Company remitted the full $50,000 at closing.  The balance of $50,000 is for a five year covenent not to compete.

On February 12, 2001, the Company purchased certain assets of the Black Draught® laxative product line from The Monticello Companies, Inc., for $185,000.  This amount includes approximately $37,000 of inventory and was remitted in full at closing.  The balance of $148,000 is for a five year covenent not to compete.

5.          Related party transactions:

During the quarter ended June 30, 2001, non-cash transactions were recorded whereby $25,000 in prior cash advances to related parties were prepaid and offset against long-term notes of the same amount, due to the same related parties.

6.          Miscellaneous income:

For the quarter ending June 30, 2001, the Company settled an outstanding debt of $352,000 for $270,000.  The difference of $82,000 has been recorded as a relief of debt and is included in other income on the statement of operations.

7.          Income taxes:

As of September 30, 2000, the Company had net operating loss (NOL) carryforwards of approximately $10,000,000 for Federal and $2,200,000 for California which for tax purposes can be used to offset future Federal and California income taxes.  The differences in the state carryforwards relate primarily to the treatment of loss carryforwards and depreciation of property, plant and equipment.  The Federal carryforwards expire from 2005 through 2020; California expires from 2001 through 2004.  The Company has provided an allowance for the entire amount of the deferred asset applicable to the NOL.

8.          Line of credit:

Effective February 20, 2001, the Company renewed its accounts receivable financing, maturing May 2003, whereby 75% of the eligible domestic accounts receivable, not to exceed the greater of $1,400,000 or $1,400,000 less amounts advanced on inventory can be advanced.  The agreement is renewable for successive one year periods.  Also, the agreement requires minimum monthly interest of $3,000 with an interest rate of 8% above Union Bank of California's prime rate.  The financing agreement includes a $300,000 term loan on inventory which is incorporated in the working capital line of credit above.  The inventory term loan requires monthly payments of $5,000 with an interest rate of 8% above Union Bank of California's prime rate.  Additionally, there is a separate $400,000 term loan on the Company's equipment.  This financing is secured by a security interest in all of the Company's assets and requires monthly payments of $10,000 plus interest at Union Bank of California's prime rate plus 8%.  The continuing personal guarantee by the Company's President, of obligations of the Company, remains in force.

9.          Use of estimates:

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

10.        Litigation:

The Company is subject to certain legal proceedings, claims and litigation arising in the ordinary course of business (other than relating to the environmental issue discussed in Management's Discussion and Analysis).  While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist.  Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.  However, based on facts currently available, other than the environmental issue discussed in Management's Discussion and Analysis, management believes such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 2.

Management's Discussion and Analysis or Plan of Operations

Material Changes in Results of Operations
Three Months Ended June 30, 2001, and June 30, 2000

Gross revenues for the three months ended June 30, 2001, were $2,074,000, an increase of approximately $11,000 from the comparable three months ended June 30, 2000.  The increase in gross revenues was principally due to the higher volume ($85,000) in sales of the Lee® Lip-Ex™ line of products.  In addition, the Company reported sales volume increases in depilatories ($34,000), several personal care category of brands ($71,000), and the added sales of the newly acquired brands ($67,000).  The above increases were offset by a reduction in sales of Take-Off® ($40,000) and other over-the-counter items ($148,000).

Net revenues increased approximately $151,000 or 8% for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.  The change in net revenues was due to the same explanations discussed above along with a decline in sales returns of approximately $137,000 or 66% when comparing fiscal years 2001 and 2000.  Most of these returns had been provided for by way of prior period reserve.  These sales returns relate to the discontinuance of one of the Company's SKU's (stock keeping unit) at the retail store level, and continued product returns of a brand containing phenylpropanolamine (PPA) which the Food & Drug Administration (FDA) ruled as a nonmonograph during early calendar year 2000.

Cost of sales increased $239,000 for the three months ended June 30, 2001 versus June 30, 2000.  Cost of sales as a percentage of gross revenues was 52% for the three months ended June 30, 2001 compared to 40% for the comparative three months period ended June 30, 2000.  The higher cost of sales percentage was due to a change in the product mix and lower priced commodity-type goods with an accompanying higher cost of goods associated to them, thereby generating lower gross margins on sales of these related products.  Also, the Company incurred increased raw material costs, higher direct labor costs as a result of a rise in the minimum hourly wage ($6.25 effective January 1, 2001 vs. $5.75) and increased building rental expense due to the Consumer Price Index (CPI) adjustment.

Selling and advertising expenses decreased $22,000 or 4% when comparing the three months ended June 30, 2001, with the three months ended June 30, 2000.  The decrease in expenses was primarily due to lower amortization expense because of the finalization of several write-off periods associated with prior product brand acquisitions and reduced sales aid expenses.  The above expenses were partially offset by increases in travel and entertainment, additional convention/show costs the result of an increase in the number of shows attended and the replacement of an outside sales person at a higher salary plus fringe benefits.

General and administrative expenses increased $46,000 or 17% when comparing the three months ended June 30, 2001 versus June 30, 2000.  The  increase  in  expenses  was due to increased travel and entertainment, higher building rental expenses as a result of a Consumer Price Index (CPI) adjustment,  a loan  fee  associated  with  the  Company's asset based financing lender which was non-existent in fiscal year 2000 and increased printing material costs.  The above increases were principally offset by lower consulting expenses.

Interest expense decreased $26,000 or 13% when comparing the three months ended June 30, 2001, with the three months ended June 30, 2000.  The decrease was due to reduced borrowings from the Company's related parties along with a lower average prime interest rate (7.35% vs. 9.25%) in reference to certain loans which are tied to prime.

Other income was $107,000, as compared to $17,000 in the prior three months ended June 30, 2000, an increase of $90,000 or 529%.  This significant increase was primarily attributable to the Company's settlement of an outstanding debt of $352,000 for $270,000.  The difference of $82,000 was recorded as a relief of debt and is included in other income.

Material Changes in Results of Operations
Nine Months Ended June 30, 2001, and June 30, 2000

Gross revenues for the nine months ended June 30, 2001, were $7,157,000, a decrease of approximately $169,000 or 2% from the comparable nine months ended June 30, 2000.    This decrease was caused by a reduction in sales of Take-Off® ($247,000), depilatories ($189,000) and other over-the-counter items ($526,000).  This was offset by an increase in gross revenues due to the significant increase ($544,000) in sales of the Lee®Lip-Ex™ line of products.  In addition, the Company reported sales volume increases in Nosebetter®, along with several over-the-counter category of brands and the added sales of newly acquired brands.  These accounted for approximately $268,000 in increases.

Net revenues for the nine months ended June 30, 2001 were $6,480,000, a decrease of $115,000 or 2% from  the  comparable  nine months  ended  June 30, 2000.  The change in net revenues was principally due to the same explanations discussed above.  The Company's sales returns decreased approximately $48,000 or 7% when comparing fiscal years 2001 and 2000.  The Company continues to experience returns, as a result of the discontinuance of one of the Company's SKU's (stock keeping unit) at the retail store level and the continued product returns of a brand containing phenylpropanolamine (PPA) which the Food & Drug Administration (FDA) ruled as a nonmonograph during early calendar year 2000.

Cost of sales increased $212,000 for the nine months ended June 30, 2001 versus June 30, 2000. Cost of sales as a percentage of gross revenues for the nine months ended June 30, 2001, as compared to the nine months ended June 30, 2000, was 46% versus 42% respectively.  The higher cost of sales percentage was due to a change in the product mix and lower priced commodity-type goods with an accompanying higher cost of goods attached to them, thereby generating lower gross margins on sales of these related products.  In addition, the Company incurred higher raw material costs, increased direct labor costs as a result of a rise in the minimum hourly wage ($6.25 effective January 1, 2001 vs. $5.75) and increased building rental expense due to the Consumer Price Index (CPI) adjustment.

Selling and advertising expenses decreased $203,000 or 10% when comparing the nine months ended June 30, 2001, with the nine months ended June 30, 2000.  The decrease in expenses was primarily due to lower amortization expense ($280,000) because of the finalization of several write-off periods associated with prior product brand acquisitions, less royalty expenses ($24,000) and lower sales aid expenses ($16,000).  The above decreases were offset by increased convention/show expense ($16,800) as a result of more shows attended, increased travel and entertainment expenses ($49,800), higher salesmen salaries and related fringe benefits due to the addition of an outside sales person ($65,000).

General and administrative expenses were consistant when comparing the nine months ended June 30, 2001, with the nine months ended June 30, 2000.

Interest expense decreased $44,000 or 7% when comparing the nine months ended June 30, 2001, with the nine months ended June 30, 2000.  This decrease was due to a lower average prime interest rate (8.50% vs. 8.76%) related to certain borrowings which are tied to prime and reduced borrowings from the Company's asset based financing lender.

Other income increased $85,000 or 177%, to $133,000 from $48,000 when comparing the nine months ended June 30, 2001 and June 30, 2000, respectively.  This significant increase was primarily attributed to the settlement of a Company outstanding debt of $352,000 for $270,000.  The difference of $82,000 was recorded as a relief of debt and is included in other income.

Liquidity and Capital Resources

At June 30, 2001, working capital was a negative $1,842,000 compared with a negative $2,332,000 as of September 30, 2000.  The ratio of current assets to current liabilities was .7 to 1 at June 30, 2001, and .6 to 1 at September 30, 2000.  The decrease  in  the  Company's  negative  working capital was primarily due to an increase in inventory along with the lowering of current debt associated with acquisitions.

The Company has an accumulated deficit of $7,215,000.  Although the Company experienced nominal net income in fiscal years 1997 and 2000 and to date in 2001, past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they become due, raise substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

Environmental Matters

The Company owns a manufacturing facility located in South El Monte, California.  The California Regional Water Quality Control Board (The "RWQCB") ordered the Company in 1988 and 1989 to investigate the contamination on its property (relating to soil and groundwater contamination).  The Company engaged a consultant who performed tests and reported to the then Chairman of the Company.  The Company resisted further work on its property until the property upgradient was tested in greater detail since two "apparent source" lots had not been tested.  On August 12, 1991, the RWQCB issued a "Cleanup and Abatement Order" directing the Company to conduct further testing and cleanup the site.  In October 1991, the Company received from an environmental consulting firm an estimate of $465,200 for investigation and cleanup costs.  The Company believed that this estimate was inconclusive and overstated the contamination levels.  The Company believes that  subsequent  investigations  will  support  the  Company’s  conclusions  about  that  estimate.   The Company did not complete the testing for the reasons listed above as well as "financial constraints".  In June 1992, the  RWQCB  requested  that  the EPA  evaluate the  contamination  and  take  appropriate action.  At the EPA's request, Ecology & Environment, Inc. conducted an investigation of soil and groundwater on the Company's property.  Ecology & Environment Inc.'s Final Site Assessment Report, which was submitted to the EPA in June 1994, did not rule out the possibility that some of the contamination originated on-site, and resulted from either past or current operations on the property.  The Company may be liable for all or part of the costs of remediating the contamination on its property.  The EPA has not taken any further action in this matter, but may do so in the future.

The Company and nearby property owners, in consort with their comprehensive general liability (CGL) carriers , engaged a consultant to perform a site investigation with respect to soil and shallow groundwater contamination over the entire city block.  The CGL carriers provided $290,000 in funding which paid for the $220,000 study, $20,000 in legal fees for project oversight, and a $50,000 balance in the operating fund.  Earlier the Company had accrued $87,500 as its proportionate share of the earlier quote of $175,000. Since that time, the overall scope of the project was increased to $205,000 plus $15,000 for waste water disposal, bringing the total to the above listed $220,000.  The $87,500 accrual was not spent on this project (as the entire cost was borne by the CGL carriers), but remains on the books as an accrual against the cost of remediation of the same site that was included in the study.

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

The Company's South El Monte manufacturing facility is also located over a large area of possibly contaminated regional groundwater which is part of the San Gabriel Valley Superfund Site.  The Company has been notified that it is a potentially responsible party  ("PRP")  for  the  contamination.   In 1995, the Company was informed that the EPA estimated the cleanup costs for the South El Monte’s portion of the San Gabriel Valley Superfund Site to be $30 million.  The Company’s potential share of such amount has not been determined.  Superfund PRPs are jointly and severally liable for superfund site costs, and are responsible for negotiating among themselves the allocation of the costs based on, among other things, the outcome of environmental investigation.

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

The Company and other property owners engaged Geomatrix Consultants, Inc., to do a survey of vadose soil and shallow groundwater in the "hot spots" detected in the previous studies.  Geomatrix issued a report dated December 1, 1997 (the “Report”), on the impact of volatile organic compounds on the soil and groundwater at the Lidcombe and Santa Anita  Avenue  site located in South El Monte, California (which includes the Company’s facilities).  The Report indicated generally low concentrations of tetrachloroethene, trichloaethene and trichloroethane in the groundwater of the upgradient  neighbor.  The Report  was  submitted  to  the  RWQCB for its comments and response.  A meeting with the parties and RWQCB was held on February 10, 1998.  The RWQCB had advised companies that vadose soil contamination is minimal and requires no further action.  However, there is an area of shallow groundwater which has a higher than desired level of chlorinated solvents,  and the RWQCB requested a proposed work plan be submitted by Geomatrix.  Geomatrix has submitted a "Focused Feasibility Study" which concludes that there are five possible methods for cleanup.  The most expensive are for a pump and sewer remediation which would cost between $1,406,000 and $1,687,000.  The Company is actively exploring the less expensive alternative remediation methods, of which the two proposed alternatives range in cost between $985,000 and $1,284,000.  Since there are four economic entities involved, the Company's best estimate at this time, in their judgment, would be that their forecasted share would be $287,000 less the liability already recognized on the books of $165,000 thereby requiring an additional $122,000 liability.  Accordingly, the Company recorded an additional accrual of $122,000 in the third quarter of fiscal 1998.  The $122,000 accrual is in addition to the $79,000 accrual for the Monterey Site as will be explained in the following paragraph.  The $79,000 accrual, in the third quarter of fiscal 1998, related to the Monterey Site is not included in the $287,000 figure above.  In April 2000, the Company received a Notice of Violation from the RWQCB.  The Notice of Violation states that the Company and other property owners were required to submit a groundwater remedial action plan by November 1, 1999, and that  the RWQCB has been advised that the Company and the other property owners were unable to submit the required remedial action plan because the Company  and the other property owners could not agree on the allocation of financial responsibility to prepare the action plan.  The RWQCB stated that it will no longer encourage the  cooperative  approach  among  the  Company  and  the  other  property  owners  in  completing the cleanup requirements and will pursue appropriate measures, including when necessary, enforcement actions.  The RWQCB states that it may impose civil liability penalties of up to $1,000 per day from November 1, 1999 for failure to file the action plan.  In light of these events, no assurances can be given that the cleanup costs and possible penalties will not exceed the amount of the Company's current accruals of $287,000 (which includes the $122,000 charge to income in the third quarter of fiscal 1998).

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

Item 6.	The following exhibits are filed herewith:

	10.1	-	Promissory note evidencing advance made to the Registrant

	10.2	-	Sublease dated April 17, 2001, for the premises located at 1470 Santa Anita Avenue, So. El Monte, California

The following exhibits have previously been filed by the Company:

	3.1	-	Articles of Incorporation, as amended (1)

	3.4	-	By-laws, as amended December 20, 1997 (2)

	3.5	-	Amendment of By-laws effective March 14, 1978 (2)

	3.6	-	Amendment to By-laws effective November 1, 1980 (3)

	(1)		Filed as an Exhibit of the same number with the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on February 5, 1973, (Registrant No. 2-47005), and incorporated herein by reference.

	(2)		Filed as Exhibits 3.4 and 3.5 with the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1978, filed with the Securities and Exchange Commission and incorporated herein by reference.

	(3)		Filed as an Exhibit of the same number with the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1979, filed with the Securities and Exchange Commission and incorporated herein by reference.

SIGNATURE

In accordance with the requirements of the Securities Exchange Acts of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE PHARMACEUTICALS

(Registrant)

Date:	August 2, 2001	RONALD G. LEE

Ronald G. Lee
Chairman of the Board, President and
Chief Financial and Accounting Officer