Form 10KSB40
period 2001-09-30
LEE PHARMACEUTICALS
filed 2001-12-26
CIK 58411

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-7335

LEE PHARMACEUTICALS

(Name of small business issuer in its charter)

CALIFORNIA	95-2680312
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1444 SANTA ANITA AVENUE, SOUTH EL MONTE, CALIFORNIA	91733
(Address of principal executive offices)	(Zip code)

ISSUER'S TELEPHONE NUMBER:  (626) 442-3141

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT

Name of Each Exchange
Title of Each Class	on Which Registered

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

Yes           ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer's revenues for its most recent fiscal year:  $9,477,000 Gross

As of the close of business on November 30, 2001, the aggregate market value of Lee Pharmaceuticals common stock held by nonaffiliates was $305,367.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  Common stock, par value $.10; 4,135,162 shares outstanding as of the close of business on November 30, 2001.

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

Consumer products segment

The Company manufactures and sells lip balm, lip gloss, hair removal products, antacid tablets, nasal care products, artificial fingernail extenders and related fingernail products, a variety of over-the-counter items and prescription drug products.  The Company's product lines have been developed internally or by outside product line acquisitions.

In fiscal 2000, the Company continued the expansion of the Lee® Lip-Ex® line to include 6 new "fun" flavored SPF 15 sticks.  In addition, a new line of lip gloss called "Sippers™" was introduced.  The Sippers™ include 6 fun flavored lip glosses packaged in stick format.  The target markets include women and teenagers.  On Novemer 15, 1999, the Company purchased Cope®, a tension headache relief tablet, and Astring-o-Sol®, a concentrated mouthwash, from U.S. Dermatologics, Inc.  In addition, on January 31, 2000, the Company acquired Serutan®, toasted granules, a bulk-forming laxative, from Numark Laboratories, Inc.

On October 30, 2000, the Company acquired the Sloans® Liniment hand pain relief medication from C.B. Fleet Co., Inc.  On February 12, 2001, the Company purchased the Black Draught® laxative product line from The Monticello Companies, Inc.  On August 22, 2001, the Company acquired the DeWitt's® analgesic pills for backache and joint pain relief from The Monticello Companies, Inc.  Subsequent to fiscal year end 2001, the Company exercised an option to resell the product line back to The Monticello Companies, Inc.  Also, during fiscal 2001, the Company expanded its private label offerings to include several major grocery chains, drug wholesalers and retail chains.

Domestic consumer products marketing

Consumer products are sold nationally, principally through major retail drug, food and discount department store chains.  In addition, the Lee® Lip-Ex® lip balm and Aquafilter® brands have national distribution in convenience and independent novelty stores.   Retail distribution is primarily accomplished through a network of independent general merchandise sales representatives.  All lines are advertised in a variety of media, including television, magazines and newspapers.

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

Regulation of consumer products

The Company's consumer products are regulated by the Food and Drug Administration.  The regulations deal principally with consumer safety and with the effectiveness of the products for the purposes for which they are proposed to be used.  For many years, the regulations were applied only in cases of adulteration or misbranding.  Under the Fair Packaging and Labeling Act (1966), the FDA has moved to require new labeling data as to ingredients for all consumer products.

The Company believes that all its consumer products are manufactured and sold in compliance with the laws of each state and that no pre-marketing clearance of its products is required from any state.  The Company maintains a comprehensive data file on each of its consumer products and believes that it would be able to apply for any required clearances expeditiously if data were ever required for its cosmetic, drug or food products.

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

Dental products segment

From its inception in 1971 through 2001, the Company at various times introduced dental products designed to satisfy specific material or supply requirements of the practicing dental professional and of the orthodontic and endodontic specialist.

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

The Company elected to have three of its major dental brands obtain the CE markings in order to continue to distribute those brands throughout Europe.  The Company received the CE Markings on Prosthodent®and Insta-Bond®.

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

Applicable to All Segments

Foreign and Domestic Operations and Export Sales

	Year ended September 30
	2001	2000	1999
	(000)	(000)	(000)

United States export sales (except Canada)	$224	$276	$241
United States domestic sales (including Canada)	$9,253	$9,586	$8,779

Research program

The recent Company trend has been in the direction of brand acquisitions rather than extensive internal research and development.  Effective July 1996 the Company eliminated its internal research and development department, and decided that future testing and research, that cannot be absorbed by its quality assurance and production control departments, will be placed outside the Company.  The Company follows the policy of expensing all research and development costs when incurred.  The Company did not have any internal research and development expenses during fiscal years September 30, 2001 and 2000.

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

The Company has CE Certifications on two dental products which are distributed in Europe:  Prosthodent® VL Core Build Up Material and Lee Insta-Bond® Orthodontic Bracket Adhesive.

Effective November 23, 1998, the Company applied for and was granted a Controlled Substance License with the Drug Enforcement Agency (DEA).  The license is issued for one year and grants the Company the right to distribute prescription drug products containing controlled substance (s).  As of February 28, 2001, the Company's DEA license was renewed.

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

The Company was notified by the EPA that the Company may have potential liability for waste material it disposed of at the Casmalia Disposal Site ("Site") located on a 252-acre parcel in Santa Barbara County, California.  The Site was operational from 1973 to 1989, and over 10,000 separate parties disposed of waste there.  The EPA stated that federal, state and local governmental agencies along with the numerous private entities that used the Site for waste disposal will be expected to pay their share as part of this settlement.  The U.S. EPA is also pursuing the owner(s)/operator(s) of the Site to pay for Site remediation.  The EPA has a settlement offer to the Company with respect to the Site for a cost of $373,950.  The Company accrued a $374,000 charge in the first quarter of fiscal 1999 with respect to this possible liability.  The Company has elected to file for relief from these obligations under the financial hardships option in the EPA's response form.  The Company, the EPA and certain PRPs have entered into an agreement tolling the applicable statutes of limitation.  The Company has been notified by the EPA that their request for a waiver, due to financial hardship, was "partially granted."  Improvements in the bidding process has lowered the Company's estimated share down to $245,000 (from $374,000) and of that, the EPA was requesting that the Company pay $113,000, as a result of their findings on the application for waiver due to financial hardship.  The Company is considering the EPA's request.

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

As of September 30, 2001, no additional amounts have been incurred and no settlements have been reached.

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

Employees

The Company's work force of 82 presently includes 31 permanent employees, both salaried and hourly, and 51 personnel leased through employment agencies.

Other

The Company is not dependent upon any one supplier for any important raw material item.  Most raw material items are commodities and readily available in the market.  In most instances, the Company utilizes two or more suppliers to furnish raw materials as needed.  Sources are believed to be sufficient to satisfy current and anticipated needs.

Demand for some of the Company's principal product lines is not seasonal.  The depilatory line of products is, however, generally seasonal, with demand significantly higher during the spring and summer months.

Although the Company does not believe that it is dependent upon any one customer or distributor, a customer accounted for 10% and 16% of the Company's net revenues during fiscal 2001 and 2000, respectively.  No other customer accounted for 8% or more of the Company's net revenues for those fiscal years.

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

ITEM 2.                             DESCRIPTION OF PROPERTY.

The Company occupies, through ownership or lease, seven buildings on contiguous lots in South El Monte, California. The Company owns the following:

Address	Approximate square footage	Usage

1428 Santa Anita Avenue	10,400	Chemical processing and filling

The Company leases the following:

Address	Approximate square footage	Aggregate annual rental	Lease expiration date	Usage

1434 Santa Anita Avenue	11,200	$62,748*	11/30/2005	Inventory control, personnel, data processing, accounting offices and dental production/shipping.

1460 Santa Anita Avenue (1)	14,560	81,576*	11/30/2005	Effective January 15, 1996, the building was subleased.

1470 Santa Anita Avenue (2)	8,400	47,062*	11/30/2005	Effective July 16, 1996, the building was subleased.

1500 Santa Anita Avenue	17,600	98,604*	11/30/2005	Warehouse, consumer packaging operations, injection molding and corrugated printing.

1516 Santa Anita Avenue	17,600	98,604*	11/30/2005	Sales/marketing offices, purchasing, consumer shipping, and warehouse.

1444 Santa Anita Avenue (3)	9,800	73,800*	11/30/2005	Executive office, consumer production, quality control and bottle printing.

1427 Lidcombe Avenue	6,000	33,616*	11/30/2005	Maintenance and chemical processing (rear building).

1425 Lidcombe Avenue	6,000	33,616*	11/30/2005	Chemical processing and packaging.

1445 Lidcombe Avenue (3) (4)	9,200	69,288*	11/30/2005	As of November 1996, the sublessee is on a month to month agreement with a 45-day advance notice to relocate. The gross monthly rental income is $4,322.

*                 Revised biannually for consumer price index change.

(1)          The Company entered into a sublease agreement, effective December 1, 2000, which expires November 30, 2002.  The gross annual rental income is $87,360.  This new sublease replaces the sublease which expired November 30, 2000.

(2)          The Company entered into a sublease agreement, effective April 1, 2001, which expires November 30, 2005.  The gross annual rental income is $49,392.  This new sublease replaces the sublease which expired November 30, 2000.

(3)          This property is treated as a sale leaseback agreement between the Company and Ronald G. Lee, President.  The monthly lease payments were set at the prevailing rates in the area at the time the leases were written.

(4)          The gross monthly rental income is $4,322.  Effective November 8, 2001, the gross monthly rental income will be $4,598.  The Company will continue to sublease the building until the owner can locate a buyer or the Company gives notice to the tenant and takes back the facility to expand its operations.

All of the Company's business segments use the properties owned or leased by the Company except for 1470 Santa Anita Avenue (sublease expires November 30, 2005), 1460 Santa Anita Avenue (sublease expires November 30, 2002), and 1445 Lidcombe Avenue (subleased effective November 8, 1995).

The Company has a right of first refusal to acquire most of the buildings which it leases.

The Company believes that its existing facilities are adequate to enable it to continue to produce its products at their present volume together with any moderate increases thereto.

ITEM 3.                             LEGAL PROCEEDINGS.

In the ordinary course of its business, the Company is involved from time to time in litigation.  In the opinion of management of the Company none of the litigation currently pending will have a material effect on its business or financial condition.  See Item I – "Applicable to All Segments - Environmental protection regulation and litigation" for additional information concerning certain litigation.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.                             MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company’s Common Stock trades on the electronic over-the-counter bulletin board under the trading symbol LPHM.  For the two most recent fiscal years, its shares have closed at high and low trading prices as follows:

	QTR	High	Low
FY 2001	1Q	$.2100	$.1575
	2Q	.2000	.1500
	3Q	.1800	.1300
	4Q	.1600	.1300
FY 2000	1Q	$.2300	$.1600
	2Q	.8500	.1600
	3Q	.3200	.1800
	4Q	.2200	.1800

There were approximately 722 shareholders of record of the Company's Common Stock as of the close of business on September 30, 2001.

The Company has not paid any cash dividends and has no present intention of paying cash dividends in the foreseeable future.

ITEM 6.                             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Fiscal years ended September 30, 2001, and September 30, 2000

In fiscal 2001, net revenues decreased 4% to $8,469,000 from $8,801,000 in fiscal 2000.  The decrease in net revenues was attributed to a reduction in sales of Take-Off® ($286,000), depilatories ($248,000), Aquafilter® ($123,000) and other over-the-counter items ($535,000).  The decrease in net revenues was partially offset by the higher sales volume generated from the Lee® Lip-Ex® lip balm ($634,000) plus the volume from newly acquired brands such as: Black Draught® and Sloans® (totaling $149,000).  In addition, the Company reported a sales volume increase in Nosebetter® ($55,000).  The Company's sales returns decreased approximately $53,000 or 5% when comparing fiscal years 2001 and 2000.  The Company continued to experience the discontinuance of a few of the Company's  SKUs (stock keeping units) at the retail store level.  However, the expansion efforts into the convenience and independent novelty stores has been positive.

Cost of sales as a percentage of gross revenues for fiscal 2001 and 2000 was 46% and 43% respectively.  The higher cost of sales percentage was due to a change in the product mix and lower priced commodity-type goods with an accompanying higher cost of goods attached to them, thereby generating lower gross margins on sales of these related products.  In addition, the Company incurred higher raw material costs, increased direct labor costs as a result of a rise in the minimum hourly wage ($6.25 effective January 1, 2001 versus $5.75) and increased building rental expense due to a Consumer Price Index (CPI) adjustment.

Selling and advertising expenses decreased $360,000 or 13% when comparing fiscal years 2001 and 2000.  The decreased expenses were primarily due to the following factors: (1) lower amortization expense ($391,000) because of the finalization of several write-off periods associated with prior product brand acquisitions, (2) less royalty expenses ($37,000) and (3) lower sales aid expenses ($34,000).  The above decreases were partially offset by increases in: (1) higher salesmen salaries and related fringe benefits due to the hiring of two higher salaried salesmen who replaced lower salaried sales personnel ($78,000), (2) increased travel and entertainment expenses ($38,000) and (3) increased convention/show expense ($36,000) as a result of more shows attended.

General and administrative expenses increased $29,000 or 3% when comparing fiscal years 2001 and 2000.  This increase was principally due to: (1) higher building rental expenses as a result of a Consumer Price Index (CPI) adjustment ($9,000), (2) increased printing material costs ($8,000) and (3) higher bank analysis charges plus credit cards transaction charges due to more payments made by credit cards ($6,000).

Interest expense decreased $69,000 or 8% when comparing fiscal years 2001 and 2000.  This decrease was due to reduced borrowings from the Company's related parties along with a lower average prime interest rate (8.08% versus 8.92%) in reference to certain loans which are tied to prime, and reduced borrowings from the Company's asset based financing lender.

Gain on sale of buildings relates to the sale leaseback arrangement since 1991 whereby the Company is recognizing a constant deferred gain over the lease term.  The remaining balance of $11,000 was recognized as deferred gain in fiscal 2001.

Other income increased $71,000 or 71% to $70,000 from a $1,000 loss when comparing fiscal years 2001 and 2000, respectively.  This significant increase was primarily attributed to the gain from the sale of one of the Company's prior (September 1997) product acquisitions.

The Company recognized $124,000 of extraordinary income in the fourth quarter of fiscal 2001.  The extraordinary income of $124,000 was related to the extinguishment of debt associated with a note payable - related party and renegotiation of two notes payable pertaining to prior product line acquisitions.  There was no comparable extraordinary item during fiscal 2000.

The Company accrued a $374,000 charge in the first quarter of fiscal year 1999, as an extraordinary item, with respect to a possible liability.  The Company was notified by the EPA that the Company may have potential liability for waste material it disposed of at the Casmalia Disposal Site ("Site") located on a 252-acre parcel in Santa Barbara County, California.  The EPA stated that federal, state and local governmental agencies along with the numerous private entities that used the Site for waste disposal will be expected to pay their share as part of this settlement.  The EPA has a settlement offer to the Company with respect to the Site for a cost of $373,950.  The Company has elected to file for relief from these obligations under the financial hardships option in the EPA's response form.  The Company, the EPA and certain PRPs have entered into an agreement tolling the applicable statutes of limitation.  The Company has been notified by the EPA that their request for a waiver, due to financial hardship, was "partially granted."  Improvements in the bidding process has lowered the Company's estimated share down to $245,000 (from $374,000) and of that, the EPA was requesting that the Company pay $113,000, as a result of their findings on the application for waiver due to financial hardship.  The Company is considering the EPA's request.

Liquidity and capital resources

Working capital was a negative $l,750,000 at September 30, 2001, as compared with a negative $2,332,000 at September 30, 2000.  The increase in working capital of $582,000 was basically due to a decrease in current liabilities of $1,006,000 (current portion - notes payable, other), the lowering of current debt associated with acquisitions and a reduction in bank overdraft ($265,000).  Current assets showed a decrease in accounts receivable and deposits.  These decreases were partially offset by the increase in inventories.  The ratio of current assets to current liabilities was .7 to 1 at September 30, 2001 and .6 to 1 at September 30, 2000.

In comparing fiscal years 2001 and 2000, accounts receivable turnover increased (9.2 versus 9.0) and the number of day's sales were in average accounts receivable improved (32 days versus 33 days).  This data was relatively constant during fiscal years 2001 and 2000 due to continued collection efforts.  Accounts payable as a percentage of total costs and expenses remained constant at 12% in fiscal 2001 and 2000.

The increase in inventory of $122,000 was due to the added inventory acquired from product line acquisitions.

Effective February 20, 2001, the Company renewed its accounts receivable financing, maturing May 2003, whereby 75% of the eligible domestic accounts receivable, not to exceed the greater of $1,400,000 or $1,400,000 less amounts advanced on inventory, can be advanced.  The agreement is renewable for successive one year periods thereafter.  Also, the agreement requires minimum monthly interest of $3,000 with an interest rate of 8% above Union Bank of California's prime rate.  The financing agreement includes a $300,000 term loan on inventory which is incorporated in the working capital line of credit above.  The inventory term loan requires monthly payments of $5,000 with an interest rate of 8% above Union Bank of California's prime rate.  Additionally, there is a separate $400,000 term loan on the Company's equipment.  This financing is secured by a security interest in all of the Company's assets and requires monthly payments of $10,000 plus interest at Union Bank of California's prime rate plus 8%.  The continuing personal guarantee by the Company's President, of obligations of the Company, remains in force.

On March 16, 2001, the Company received an additional equipment term loan of $100,000.  This financing is secured by a security interest in the Company's equipment and requires monthly payments of $4,166 plus interest at Union Bank of California's prime rate plus 8%.  Principal payments of $4,166 plus interest commenced on May 1, 2001, and will continue thereafter on the first day of each month, and one final payment on May 20, 2003.

See "Business - Applicable to All Segments - Environmental protection regulation and litigation" for a description of certain environmental matters relating to the Company.

The Company has an accumulated deficit of $7,212,000.  The Company’s past recurring losses and fiscal 2001 and 2000's nominal profits from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

The Company does not believe that inflation had a significant impact on its operations during fiscal years 2001 and 2000.

ITEM 7.                           FINANCIAL STATEMENTS.

Index to Financial Statements

Independent Auditor's Report

Financial Statements:

Balance sheet as of September 30, 2001

Statements of operations for the years ended
September 30, 2001 and September 30, 2000

Statements of stockholders' (deficit) for the years ended
September 30, 2001 and September 30, 2000

Statements of cash flows for the years ended
September 30, 2001 and September 30, 2000

Notes to financial statements

All schedules not filed or included herein are omitted either because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

Caldwell, Becker, Dervin, Petrick & Co., L.L.P.

CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders

of Lee Pharmaceuticals

We have audited the accompanying balance sheet of Lee Pharmaceuticals (a California corporation) as of September 30, 2001, and the related statements of operations, stockholders' (deficit), and cash flows for each of the years in the two-year period then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lee Pharmaceuticals as of September 30, 2001, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.

Caldwell, Becker, Dervin, Petrick & Co., L.L.P.

Woodland Hills, California

December 7, 2001

20750 Ventura Boulevard, Suite 140 . Woodland Hills, CA 91364

(818) 704-1040 . (323) 873-1040 . FAX (818) 704-5536

LEE PHARMACEUTICALS

BALANCE SHEET

(rounded to thousands)

SEPTEMBER 30, 2001

ASSETS

CURRENT ASSETS:
Cash	$5,000
Accounts receivable, less allowance for doubtful accounts of $57,000 and sales returns allowance of $271,000	749,000
Inventories	2,409,000
Deposits	279,000
Other current assets	43,000
Total current assets	3,485,000

Property, plant and equipment, at cost:
Land	49,000
Building	217,000
Machinery and equipment	5,092,000
Leasehold improvements	377,000
5,735,000
Less accumulated depreciation and amortization	(5,173,000)
Net property, plant and equipment	562,000
Other assets:
Intangible assets, net of accumulated amortization of $2,838,000	2,958,000
Non-current deposits	46,000
Total other assets	3,004,000

Total	$7,051,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Bank overdraft	$85,000
Notes payable - bank	862,000
Current portion - notes payable, other	946,000
Current portion - note payable related party	670,000
Accounts payable	911,000
Accrued liabilities	433,000
Environmental cleanup liability	366,000
Due to related parties	854,000
Deferred income	108,000
Total current liabilities	5,235,000

Long-term notes payable - bank	488,000
Long-term notes payable to related parties	2,133,000
Long-term notes payable, other	1,201,000
Environmental cleanup liability - casmalia site	374,000
Deferred income	197,000
Total liabilities	9,628,000

Commitments and contingencies

Stockholders' (deficit):
Common stock, $.10 par value; authorized 7,500,000 shares; issued and outstanding, 4,135,162 shares	413,000
Additional paid-in capital	4,222,000
Accumulated (deficit)	(7,212,000)
Total stockholders' (deficit)	(2,577,000)

Total	$7,051,000

The accompanying notes are an integral part of the financial statements.

LEE PHARMACEUTICALS

STATEMENTS OF OPERATIONS

(rounded to thousands)

FOR THE YEARS ENDED SEPTEMBER 30,

	2001	2000

GROSS REVENUES	$9,477,000	$9,862,000
Less: Sales returns, discounts and allowances	(1,008,000)	(1,061,000)

Net revenues	8,469,000	8,801,000

Costs and expenses:
Cost of sales	4,386,000	4,205,000
Selling and advertising	2,312,000	2,672,000
General and administrative	1,142,000	1,113,000

Total costs and expenses	7,840,000	7,990,000

Operating income	629,000	811,000
Interest expense	(790,000)	(859,000)
Gain on sale of fixed assets	14,000	65,000
Other income (loss)	70,000	(1,000)

Net (loss) income before extraordinary item	(77,000)	16,000
Extraordinary iTEM	124,000	-

Net income	$47,000	$16,000

Per share:
Basic (loss) income per share before extraordinary item	$(.02)	$.00
Extraordinary item	.03	-
Basic income per share	$.01	$.00

The accompanying notes are an integral part of the financial statements.

LEE PHARMACEUTICALS

STATEMENTS OF STOCKHOLDERS' (DEFICIT)

(rounded to thousands)

FOR THE YEARS ENDED SEPTEMBER 30,

				Retained
	Common Stock		Additional	Earnings
	Number of		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance at September 30, 1999	4,135,162	$413,000	$4,222,000	$(7,275,000)	$(2,640,000)

Net income				16,000	16,000

Balance at September 30, 2000	4,135,162	413,000	4,222,000	(7,259,000)	(2,624,000)

Net income				47,000	47,000

Balance at September 30, 2001	4,135,162	$413,000	$4,222,000	$(7,212,000)	$(2,577,000)

The accompanying notes are an integral part of the financial statements.

LEE PHARMACEUTICALS

STATEMENTS OF CASH FLOWS

(rounded to thousands)

FOR THE YEARS ENDED SEPTEMBER 30,

	2001	2000
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$47,000	$16,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	170,000	157,000
Amortization of intangibles	487,000	880,000
(Gain) on sale of fixed assets	(14,000)	(65,000)
Other loss	1,000	1,000
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	365,000	(390,000)
(Decrease) increase in allowance for doubtful accounts and sales returns and allowances	(17,000)	186,000
(Increase) decrease in inventories	(122,000)	44,000
Decrease (increase) in deposits	112,000	(148,000)
Decrease in other current assets	60,000	108,000
Increase (decrease) in accounts payable and accrued liabilities	25,000	(418,000)
Increase in due to related parties-accrued interest	121,000	63,000
(Decrease) increase in accrued royalties	(39,000)	13,000
Increase in deferred income	294,000	-

Net cash provided by operating activities	1,490,000	447,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(201,000)	(274,000)
Proceeds from sale of equipment	7,000	1,000
Acquisition of product brands	(463,000)	(249,000)
Increase in non-current deposit	(11,000)	-

Net cash (used in) investing activities	(668,000)	(522,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related party	44,000	90,000
(Payments on) notes payable to related party	(155,000)	(10,000)
Decrease (increase) in due from related party	25,000	(19,000)
(Decrease) in notes payable	(74,000)	(60,000)
Proceeds from notes payable, other	1,070,000	1,050,000
(Payments on) notes payable, other	(1,474,000)	(1,226,000)
(Decrease) increase in bank overdraft	(265,000)	258,000
Net cash (used in) provided by financing activities	(829,000)	83,000

NET (DECREASE) INCREASE IN CASH	(7,000)	8,000
Cash, beginning of year	12,000	4,000

Cash, end of year	$5,000	$12,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$676,000	$747,000
Taxes	$1,000	$1,000

NON CASH FINANCING AND INVESTING ACTIVITY:
Acquisition of product brands:
Fair value of assets acquired	$-	$394,000
Fair value of liabilities incurred	-	(145,000)
Net cash payments	$-	$249,000

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

Continued existence

The financial statements have been prepared assuming the Company will continue as a going concern.  The Company has an accumulated deficit of $7,212,000.  The Company’s recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.  Management’s plans in regard to these matters are to increase profitability by increasing sales, control expenses and seek additional financing from outside lenders.  The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to be consistent with the 2001 presentation.

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

Building	31 years
Machinery and equipment	5-7 years
Leasehold improvements	39 years

Depreciation expense was $170,000 and $157,000 for the years ended September 30, 2001 and 2000 respectively.

Intangibles

Intangible assets are being amortized under the straight-line method using the following lives:

Goodwill	120 months - 240 months
Covenants not to compete	60 months- 120 months
Other	56 months

Amortization expense was $487,000 and $880,000 for the years ended September 30, 2001 and 2000 respectively.

Environmental expenditures

Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  The Company's proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated.  Management believes that the total amount provided at September 30, 2001 for remedial cost studies is adequate based on current information available.  See Note 11 - "Assessment for environmental cleanup."

Major customer

The Company had one major customer with sales volume approximating 10% and 16% of the Company's net revenues for the years ending September 30, 2001, and 2000, respectively.  The amount due from the customer was $102,000 and $332,000 at September 30, 2001, and 2000, respectively, and is included in accounts receivable in these financial statements.  The Company has five vendors that accounted for 24% of the total inventory purchased for the fiscal year ended September 30, 2001.

Revenue recognition

Income and expenses are recorded on the accrual basis of accounting.  The Company recognizes revenues from sales when goods have been shipped, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no other significant vendor obligations exist.  Expenses are recognized when services have been performed or inventory items have been used.  Chemical items are recognized as inventory once Quality Control testing is in compliance with the Company specifications.  Adoption of SAB 101 has had no effect on the way the Company recognizes revenue.  The Company has not had to change their accounting policies to comply with SAB 101.

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

Deferred income tax accounts

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities.  The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Impairment of long-lived assets and long-lived assets to be disposed of

The Company evaluates its long-lived assets, including goodwill and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  If an asset is to be disposed of, it is reported at the lower of the carrying amount or fair value less costs to sell.  To date, there has been no impairment of long-lived assets.

Advertising costs

Advertising costs are expensed as incurred.  Advertising costs for fiscal years ended September 30, 2001 and 2000 were $194,000 and $279,000 respectively.

Stock option plan

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("ABP") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its outstanding stock options.  As such, deferred compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Such deferred compensation is expensed pro-rata over the vesting period of the stock option.  Repriced stock options are accounted for using variable plan accounting which requires periodic re-measurement of the intrinsic value of the related stock option until its exercise, forfeiture or cancellation. (See Note 12 - "Stock Options.")

Segment reporting

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information.  SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements.  It also establishes standards for related disclosures about products and services, geographic areas and major customers.  The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  The Company's chief operating decision-maker is considered to be the Company's chief executive officer ("CEO").

Information available on reportable segments is as follows:

	For Year Ended September 30
	2001	2000

Revenue from consumer personal care products	$9,183,489	$9,488,776

Revenue from professional dental products	$293,524	$373,714

The Company does not identify or allocate assets by operating segment and does not allocate cost of sales, operating profits, depreciation or other expenses by operating segments.

NOTE 2 -                     NET INCOME PER SHARE

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding.  Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potentially dilutive shares from restricted stock and options to purchase common stock using the treasury stock method.

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share:

	For Year Ended September 30
	2001	2000

Basic net income per share - weighted average number of common shares outstanding	4,135,162	4,135,162

Effect of potentially dilutive securities outstanding - restricted stock and options	-	-

Shares used in diluted net income per share computation	4,135,162	4,135,162

Options to purchase shares of common stock at an average share price which is greater than the average market price of the shares are not included in the computation of diluted earnings per share, or EPS, because the effect of their inclusion would have been anti-dilutive.  For the year ended September 30, 2001 and September 30, 2000,  1,059,334 options to purchase shares of common stock were excluded from the computation of diluted earnings per share.

NOTE 3 -                     INVENTORIES

                                                Inventories consist of the following at September 30, 2001:

Raw materials	$2,278,000
Work-in-process	301,000
Finished goods	416,000
2,995,000
Allowance for obsolescence	(586,000)
Total	$2,409,000

NOTE 4 -                     INTANGIBLE ASSETS

The Company acquired certain product lines in 2001 (See Note 16) and prior years.  Amounts related to these acquisitions are allocated to intangible assets.  Included in intangible assets, which have not been fully amortized at September 30, 2001, are the following:

Cost

Goodwill	$2,340,000
Covenants not to compete	3,386,000
Distribution rights	70,000
Total	5,796,000
Less: accumulated amortization	(2,838,000)
Intangibles - net	$2,958,000

NOTE 5 -                     NOTES PAYABLE - BANK

Note payable to bank (accounts receivable financing), secured by accounts receivable, equipment, inventories, and certain other assets, maximum revolving advance is $1,400,000 (based on domestic accounts receivable as defined in the agreement less amounts loaned on inventory, not to exceed $300,000, can be advanced), requires minimum monthly interest of $3,000, interest rate is 8% above Union Bank of California's prime rate.  The agreement matures May 2003 and is renewable annually.  The continuing personal guarantee by the Company's President, of the obligations of the Company, remains in force.

$633,000

Note payable to bank, secured by inventory, maximum amount of term loan is the lessor of $300,000 or 25% of the amount of eligible inventory, requires monthly payments of $5,000 plus interest at Union Bank of California's prime rate plus 8%, maturing May 2003.	275,000

Note payable to bank, maximum amount of term loan is $400,000, secured by the Company's machinery and equipment, requires monthly payments of $10,000 plus interest at Union Bank of California's prime rate plus 6%, maturing May 2003.	341,000

Note payable to bank, maximum amount of term loan is $134,000, secured by the Company's machinery and equipment, requires monthly payments of $5,166 plus interest at Union Bank of California's prime rate plus 8%, maturing May 2003.	101,000
1,350,000
Less current portion	(862,000)
$488,000

Interest expense on the above notes was $226,000 for the year ended September 30,

2001.

NOTE 6 -                     ACCRUED LIABILITIES

For the year ended September 30, 2001, accrued liabilities consisted of the following:

Payroll taxes	$14,888
Royalties	44,041
Commissions	15,539
Customer deposits	39,352
Rental deposits	30,557
Salaries and vacation	71,448
Professional fees	27,925
Advertising	116,320
Other	72,930
Total	$433,000

NOTE 7 -                     RELATED PARTY TRANSACTIONS

In 1991 the Company sold and leased back two of its operating facilities in a transaction with its former Chairman.  An initial gain was recognized and a deferred gain was recorded which is being amortized over the term of the two leases which expired November 2000.  The amount of deferred gain realized in 2001 was $11,000 and in 2000 was $65,000.  (See Note 11 - "Lease commitments.")

The amounts of rents paid to related parties were $139,000 for September 30, 2001 and $134,000 for September 30, 2000.

During the fiscal year ending September 30, 2001, the total interest expensed to related parties (Note 9) was $223,000 of which $109,000 was paid.  Included in due to related parties, as of September 30, 2001, was accrued interest of $825,000.

During the fiscal year ending September 30, 2000, the total interest expensed to related parties was $269,000 of which $128,000 was paid.

NOTE 8 -                     NOTES PAYABLE - OTHER

Note payable, secured by product brand, payable in monthly installments of $12,000, plus interest, commencing July 25, 2001, until and including September 25, 2001. Thereafter, monthly installment payments will be $22,000. The interest rate is the highest prime rate published by Citibank, N.A., during the preceding month.	$488,000

Notes payable to bank, secured by a deed on land and building, requires monthly payments of $4,200, including interest at the bank’s reference rate plus 4%, maturing January 2006. The note is guaranteed by the President and former Chairman of the Company.	166,000

Note payable to seller on acquisition of product brand payable in monthly installments of $8,000, plus interest, until January 1, 2002. The interest rate is the highest prime rate in the Wall Street Journal during the previous month. The interest rate at September 30, 2001, was 6.0%. The note is guaranteed by the President of the Company.	32,000

The following notes are due to two individuals.

Note payable, secured by product brand, bearing interest at 20%. The note, as renewed, matures December 1, 2002. Interest only payments are made monthly.	50,000

Note payable, secured by product brand, payable in monthly installments of $10,000, plus interest, at 20%, commencing February 20, 2000.	100,000

Note payable, unsecured, payable in monthly installments of $10,000, plus interest at 20%, commencing June 20, 2000.	140,000

Note payable, unsecured, payable in monthly installments of $10,000, plus interest at 20%, commencing September 25, 2000.	120,000

Note payable, unsecured, payable in monthly installments of $6,000, plus interest at 20% commencing January 10, 2001.	296,000

Note payable, secured by product brand, payable in monthly installments of $4,000, plus interest at 20%, commencing April 10, 2001.	176,000

Note payable, secured by product brand, payable in monthly installments of $5,000, plus interest at 20%, commencing August 1, 2001.	185,000

Note payable, secured by product brand, payable in monthly installments of $6,000, plus interest at 20%, commencing September 15, 2001.	394,000
2,147,000
Less current portion	(946,000)
$1,201,000

Interest expense on the above notes was $320,000 for the year ended September 30,

2001.

NOTE 9 -                     NOTES PAYABLE - RELATED PARTIES (LEE FAMILY MEMBERS)

Notes payable to related parties, unsecured, bearing interest at bank's prime rate (6.0% at September 30, 2001), maturing January 2005. Payable interest only.	$50,000

Note payable to related party, unsecured, bearing interest at bank's prime rate (6.0% at September 30, 2001), principal is maturing and accrued interest is payable in January 2005.	372,000

Notes payable to related party (Lee Foundation), secured by product brand, bearing interest at bank's prime rate (6.0% at September 30, 2001), principal is maturing and accrued interest is payable in January 2005.	400,000

Note payable to related party, unsecured, bearing interest at bank's prime rate (6.0% at September 30, 2001), and principal payable based on a twelve (12) year fully amortized schedule commencing March 15, 1997. Monthly payments are not being made on this note.	1,440,000

Notes payable to related party, secured by product brand, bearing interest at bank's prime rate (6.0% at September 30, 2001), principal is maturing and accrued interest is payable in January 2005.	61,000

Note payable to related party, secured by product brand, bearing interest at bank's prime rate (6.0% at September 30, 2001), principal is maturing and accrued interest is payable in January 2005.	100,000

Note payable to related party, unsecured, bearing interest at bank's prime rate (6.0% at September 30, 2001), principal is maturing and accrued interest is payable in January 2005.	250,000

Note payable to officer, unsecured, bearing interest at bank’s prime rate (6.0% at September 30, 2001), maturing January 2005.	10,000

Note payable to officer, unsecured, bearing interest at 5.9% on $68,000 and 6.99% on $22,000. Monthly payments are based on credit card minimum, no due date stated.	89,000

Note payable to officer, unsecured, bearing interest at bank's prime rate (6.0% at September 30, 2001), due on demand.	31,000
2,803,000
Less current portion ($615,000 in arrears)	(670,000)
$2,133,000

Interest expense on the above notes was $223,000 for the year ended September 30,

2001.

NOTE 10 -              LONG-TERM DEBT MATURITIES

At September 30, 2001, the Company was committed to the following minimum principal payments.

Year ending	Notes payable	Related
September 30,	bank	parties	Other

2002	$862,000	$670,000	$946,000
2003	488,000	120,000	536,000
2004	-	120,000	276,000
2005	-	120,000	205,000
2006	-	1,483,000	150,000
Thereafter	-	290,000	34,000
Total	$1,350,000	$2,803,000	$2,147,000

NOTE 11 -              COMMITMENTS AND CONTINGENCIES

                                                                        Lease commitments

At September 30, 2001, the Company was committed to its Chairman and to others under noncancelable operating leases for land and buildings requiring minimum annual rentals as follows:

Year ending
September 30,	Others	Chairman

2002	$456,000	$143,000
2003	456,000	143,000
2004	456,000	143,000
2005	456,000	143,000
2006	76,000	24,000
Total	$1,900,000	$596,000

The leases, which expired November 30, 2000, have been renewed.  The new expiration date for these leases is November 30, 2005.  The renewal calls for Consumer Price Index (based on Los Angeles - Riverside - Orange County: All items - All Urban Consumers) adjustments on December 1, 2000, December 1, 2002 and December 1, 2004.  The lessee has an option to renew at the end of all lease terms.

Generally, the leases provide that maintenance, insurance and a portion of property taxes are to be paid by the Company.  The Company also has a right of first refusal to acquire most of the buildings which it leases.  The Company's rental expense for the years ended September 30, 2001, and 2000, was $596,000 and $573,000 respectively.

Three of the above leases are subleased to other companies.  Sublease income was $178,000 and $166,000 for fiscal years ended September 30, 2001 and 2000 respectively.  One sublease is month to month.  Another sublease was renewed December 1, 2000 for $7,280 per month for twenty four months.  The third sublease for $4,116 per month was signed April 1, 2001.  It will expire November 30, 2005.

Year ending	Sublease
September 30,	revenues

2002	$136,752
2003	$63,952
2004	$49,392
2005	$49,392
2006	$8,232

Total	$307,720

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

The Company was notified by the EPA that the Company may have potential liability for waste material it disposed of at the Casmalia Disposal Site ("Site") located on a 252-acre parcel in Santa Barbara County, California.  The Site was operational from 1973 to 1989, and over 10,000 separate parties disposed of waste there.  The EPA stated that federal, state and local governmental agencies along with the numerous private entities that used the Site for waste disposal will be expected to pay their share as part of this settlement.  The U.S. EPA is also pursuing the owner(s)/operator(s) of the Site to pay for Site remediation.  The EPA has a settlement offer to the Company with respect to the Site for a cost of $373,950.  The Company accrued a $374,000 charge in the first quarter of fiscal 1999 with respect to this possible liability.  The Company has elected to file for relief from these obligations under the financial hardships option in the EPA's response form.  The Company, the EPA and certain PRPs have entered into an agreement tolling the applicable statutes of limitation.  The Company has been notified by the EPA that their request for a waiver, due to financial hardship, was "partially granted."  Improvements in the bidding process has lowered the Company's estimated share down to $245,000 (from $374,000) and of that, the EPA was requesting that the Company pay $113,000, as a result of their findings on the application for waiver due to financial hardship.  The Company is considering the EPA's request.

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

As of September 30, 2001, no additional amounts have been incurred and no settlements have been reached.

NOTE 12 -              STOCK OPTIONS

The Company has a Stock Option Plan adopted in 1987 for 50,000 common stock options.  No options were exercised and no additional options can be granted under this plan.  Options expire five years from the date of the grant.

The 1997 Employee Incentive Stock Option Plan was adopted by the Board of Directors on January 20, 1997, and was approved by the Company’s shareholders on March 11, 1997.  The Employee Incentive Stock Option Plan provides for the granting of options to selected officers and key employees of the Company for the purchase of a total of 980,000 shares of common stock of the Company at a price per share equal to the fair market value on the date of the grant.  The options expire five years from the date of the grant.

An additional 1997 Stock Option Plan was adopted by the Board of Directors on January 20, 1997, and was approved by the Company's shareholders on March 11, 1997.  This Stock Option Plan provides for the granting of options to the Company's outside directors for the purchase of 150,000 shares of common stock of the Company at a price per share equal to the fair market value on the date of the grant.  These options expire five years from the date of the grant.

Only incentive stock options may be granted under the Employee Incentive Stock Option Plan and only nonqualified stock options may be granted under the 1997 Stock Option Plan.

Under both plans, the price per share of the shares subject to each option shall not be less than 100% of the fair market value of such stock on the date the stock option is granted.  Stock options shall not be exercisable until one and one-half years from the date of the grant.  Commencing eighteen (18), thirty (30), and forty-two (42) months, respectively, after the date of the grant, an option may be exercised to the extent of one third of the total number of shares to which it relates.  Upon a change in control of the Company (as defined), all stock options granted to any optionee will become fully exercisable.  Any stock option granted to an employee who at the time the option is granted, owns stock representing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, will be granted at a price equal to one hundred and ten percent (110%) of the fair market value determined as of the date the stock option is granted.  Both plans will expire on December 31, 2006.

Stock option activity under the Plans is as follows:

	Shares		Weighted	Weighted
	available	Options	average	average grant date
	for grant	outstanding	exercise price	fair value per share

Balance as of September 30, 2001	1,130,000	1,130,000	$0.18	$0.16 - $0.22

There has been no activity under the stock option plans and no deferred stock-based compensation recorded with respect to options issued by the Company for the year ended September 30, 2001.

The following table summarizes information about stock options outstanding at September 30, 2001:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
Range of	Number	average remaining	average	Number	average
exercise prices	of shares	contractual life	exercise price	of shares	exercise price

$0.16 - $0.18	918,000	.50 years	$0.18	918,000	$0.18
$0.22 - $0.00	212,000	1.33 years	$0.18	212,000	$0.18
	1,130,000

For purposes of pro forma disclosures, we estimated fair value of each option grant and Employee Stock Option Plan grant on the date of the grant using the Black-Scholes single option pricing model with the following assumptions:

	For Year Ended September 30
	2001	2000

Expected life of options	5 years	5 years
Volatility	35%	75%
Risk free interest rate	5%	6%
Dividend yield	-0-	-0-

The pro forma effect on net income for 2001 and 2000 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.  Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years.  The Company's pro forma information is as follows (in thousands except share data):

	For Year Ended September 30
	2001	2000

Pro forma income	$47	$16
Pro forma income per share	$0.01	$0.00

NOTE 13 -              DEFERRED INCOME TAXES

The net deferred tax amounts included in the accompanying balance sheet contain the following amounts of deferred tax assets and liabilities:

Deferred Tax Asset - Current	$417,000
Deferred Tax Liability - Current	-
417,000
Less Valuation Allowance	(417,000)
Net Deferred Tax Liability - Current	$-

Deferred Tax Asset - Non-Current	$3,880,000
Deferred Tax Liability - Non-Current	-
3,880,000
Less Valuation Allowance	(3,880,000)
Net Deferred Tax Liability - Current	$-

The deferred tax asset - current, results from an allowance for bad debts and inventory reserves, for financial statement purposes not allowed for income tax purposes.

The deferred tax asset - non-current, results from an estimated net operating loss carryforward for federal and state income tax purposes, and from book depreciation and amortization in excess of tax amounts.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred asset, which may not be realized.  For the year ended September 30, 2001, valuation allowance decreased by $433,000.

NOTE 14 -              INCOME TAXES

As of September 30, 2001, the Company had net operating loss (NOL) carryforwards of approximately $10,300,000 for Federal and $1,700,000 for California which for tax purposes can be used to offset future Federal and California income taxes.  The differences in the state carryforwards relate primarily to the treatment of loss carryforwards and depreciation of property, plant and equipment.  The Federal carryforwards expire from 2005 through 2020; California expires from 2001 through 2005.  The Company has provided an allowance for the entire amount of the deferred asset applicable to the NOL.

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

On January 31, 2000, the Company purchased certain assets of the product Serutan®, toasted granules, a bulk-forming laxative, for $60,000 cash.  Included in the purchase price were certain inventories valued at approximately $6,000.  The balance of $54,000 is for an eight year covenant not to compete.

On October 30, 2000, the Company purchased certain assets of the Sloans® liniment temporary pain relief product from C.B. Fleet Co., Inc. for $50,000 plus approximately $600 of inventory.  The Company remitted the full $50,000 at closing.  The balance of $50,000 is for a five year covenant not to compete.

On February 12, 2001, the Company purchased certain assets of the Black Draught® laxative product line from The Monticello Companies, Inc. for $185,000.  This amount includes approximately $37,000 of inventory and was remitted in full at closing.  The balance of $148,000 is for a five year covenant not to compete.

On August 22, 2001, the Company purchased certain assets of the DeWitt's® Pills product line from The Monticello Companies, Inc. for $265,000.  The DeWitt's® is an analgesic pill for backache and joint pain relief.  The Company remitted the full $265,000 at closing.

NOTE 17 -              OTHER INCOME

For the year ended September 30, 2001, the Company realized a gain of $52,600 related to the sale of the Klutch® product line.  This amount is included in other income on the statement of operations.

NOTE 18 -              EXTRAORDINARY ITEM

The Company reported $124,000 of extraordinary income related to the extinguishment of debt associated with note payable - related party and renegotiation of two notes payable pertaining to prior product line acquisitions.  The extraordinary item has no income tax effect.

NOTE 19 -              SUBSEQUENT EVENTS (UNAUDITED)

On October 16, 2001, the Company exercised their option to resell certain assets of DeWitt's® Pills product line back to The Monticello Companies, Inc.  The Company received $265,000 related to the resell of DeWitt's® Pills.

ITEM 8.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

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

			A director
		Positions held	or officer	Principal occupation
Name	Age	with Company	since	during the past five years (1)

Dr. Henry L. Lee	75	Director	1971	Chairman of the Board of Lee Pharmaceuticals through April 1995 when he retired, available as a consultant, currently a Director of the Company

Ronald G. Lee	49	President, Chairman and Director	1977	President and since April 1995, Chairman of the Board of the Company

Michael L. Agresti	59	Vice President - Finance, Treasurer and Secretary	1977	Vice President - Finance, Treasurer and Secretary of the Company

William M. Caldwell IV	54	Director	1987	President of CAIS Internet, an internet infra-structure solutions company, and President of Union Jack Group, a merchant banking firm.

                                                (1) None of the companies named, other than the Company, is a parent, subsidiary or other affiliate of the Company.

Family Relationships

                                                Ronald G. Lee is the son of Dr. Henry L. Lee.

ITEM 10.                      EXECUTIVE COMPENSATION.

The following table sets forth information with respect to remuneration paid by the Company to the executive officers of the Company with total annual salary and bonus of at least $100,000 for services in all capacities while acting as officers and directors of the Company during the fiscal years ended September 30, 2001, 2000, and 1999.

SUMMARY COMPENSATION TABLE
					Long Term
					Compensation
		Annual Compensation			Awards
Name and			Other Annual				All Other
Principal Position	Year	Salary ($)	Compensation	($1)	Options (#)		Compensation ($)
Ronald G. Lee	2001	221,777	4,634	(1)	—	(2)	—
President, Chairman	2000	230,241	9,098	(1)	—	(2)	—
(since April 26, 1995)	1999	228,854	3,985	(1)	—	(2)	—
& Director				(1)		(2)

(1)                Includes reimbursement of medical and dental expenses not covered by the Company's insurance plan of $4,634, $9,098, and $3,985, respectively, in 2001, 2000, and 1999.

(2)               No stock options were granted during fiscal year's 2001, 2000 and 1999.

                             Each of the directors of the Company who is not employed by the Company receives a director's fee of $750 for each quarter and $500 for each meeting of the Board of Directors attended, except Dr. Henry L. Lee.  As holder of the honorary title of Founder Chairman Dr. Lee waived his fees.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION VALUES

Number of Unexercised Options
at Fiscal Year End (#)
Name	Exercisable/Unexercisable
Ronald G. Lee	780,000/0

The stock options were deemed not in the money since the market price was less than the option price at September 30, 2001.

ITEM 11.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the persons who, as of November 30, 2001, were known to the Company to be beneficial owner of more than five percent of the Company's Common Stock:

	Name and address	Amount and nature	Percentage
Title of class	of beneficial owner	of beneficial ownership	of class

Common Stock	Ronald G. Lee	2,320,782 shares (1)	47%
	1444 Santa Anita Avenue
	South El Monte, CA 91733

Common Stock	Dr. Henry L. Lee	247,334 shares (1) (2)	6%
	1444 Santa Anita Avenue
	South El Monte, CA 91733

(1)                      Includes shares subject to options exercisable at or within 60 days after December 31, 2001.

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

	Name of	Amount and nature	Percentage
Title of class	beneficial owner	of beneficial ownership	of class

Common Stock	Ronald G. Lee	2,320,782 shares (1)	47%
Common Stock	Dr. Henry L. Lee	247,334 shares (2)	6%
Common Stock	William M. Caldwell IV	75,000 shares (1)	1%
Common Stock	All officers and directors as a group (4 persons)	2,857,652 shares (1) (2)	54%

(1)          Includes shares subject to options exercisable at or within 60 days after December 31, 2001.

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

                                                The following exhibits are filed herewith:

                                                                                                10.76               -              Restructuring and Offset Agreement dated July 23, 2001, between Lee Pharmaceuticals,

                                                                                                                                                            AP Pharma, Inc. (formerly Advanced Polymer Systems, Inc.) and Premier Consumer

                                                                                                                                                            Products, Inc., regarding a prior brand acquisition

                                                                                                10.77               -              Amended and Restated Security Agreement dated July 23, 2001, between Lee Pharmaceuticals

                                                                                                                                                            (grantor) and AP Pharma, Inc. (formerly Advanced Polymer Systems, Inc.)  (Secured Party)

                                                                                                                                                            regarding a prior brand acquisition

                                                                                                10.78               -              Promissory note dated July 23, 2001, between Lee Pharmaceuticals and AP Pharma, Inc.

                                                                                                                                                            (formerly Advanced Polymer Systems, Inc.)

                                                                                                10.79               -              Promissory note evidencing advance made to the Registrant

                                                                                                10.80               -              Promissory note which was amended (modified) in November, 2001, evidencing advance made to the Registrant

                                                                                                10.81               -              Secured promissory note dated March 16, 2001, between Lee Pharmaceuticals and Preferred

                                                                                                                                                            Business Credit, Inc.

                                                                                                10.82               -              Modification of secured promissory note dated March 16, 2001, between Lee Pharmaceuticals and Preferred Business Credit, Inc.

                                                The following exhibits have previously been filed by the Company:

                                                                                                      3.1                     -              Articles of Incorporation, as amended (1)

                                                                                                      3.4                     -              By-laws, as amended December 20, 1977 (2)

                                                                                                      3.5                     -              Amendment of By-laws effective March 14, 1978 (2)

                                                                                                      3.6                     -              Amendment to By-laws effective November 1, 1980 (3)

                                                                                                10.1                     -              Qualified Stock Option Plan  including forms of grant (4)

                                                                                                10.2                     -              1985 Employee Incentive Stock Option Plan (5)

                                                                                                10.3                     -              Description of bonus agreements between the Registrant and its officers (2)

                                                                                                10.4                     -              Lease dated December 1, 1990, for the premises located at 1470 Santa Anita Avenue,

                                                                                                                                                            South El Monte, California (6)

                                                                                                10.5                     -              Lease dated April 16, 1990, for the premises located at 1425 and 1427 Lidcombe Avenue,

                                                                                                                                                            South El Monte, California (6)

                                                                                                10.6                     -              Lease dated April 16, 1990, for the premises located at 1434 Santa Anita Avenue,

                                                                                                                                                            South El Monte, California (6)

                                                                                                10.7                     -              Lease dated April 16, 1990, for the premises located at 1460 Santa Anita Avenue,

                                                                                                                                                            South El Monte, California (6)

                                                                                                10.8                     -              Lease dated April 16, 1990, for the premises located at 1457 Lidcombe,

                                                                                                                                                            South El Monte, California (6)

                                                                                                10.9                     -              Lease dated April 16, 1990, for the premises located at 1500 Santa Anita Avenue,

                                                                                                                                                            South El Monte, California (6)

                                                                                                10.10               -              Lease dated April 16, 1990, for the premises located at 1516 Santa Anita Avenue,

                                                                                                                                                            South El Monte, California (6)

                                                                                                10.11               -              Lease dated March 1, 1991, for the premises located at 1444 Santa Anita Avenue,

                                                                                                                                                            South El Monte, California (6)

                                                                                                10.12               -              Lease dated March 1, 1991, for the premises located at 1445 Lidcombe Avenue,

                                                                                                                                                            South El Monte, California (7)

                                                                                                10.13               -              Promissory notes which were amended in September 1992 evidencing advances by the

                                                                                                                                                            Registrant's officers and directors (8)

                                                                                                10.14              -               Promissory notes which were amended in September 1994 evidencing advances by the

                                                                                                                                                            Registrant's officers and directors (9)

                                                                                                10.15              -               Promissory notes evidencing advances made to the Registrant's officers and directors (9)

                                                                                                10.16              -               Promissory notes evidencing advances made to the Registrant (9)

                                                                                                10.17              -               Promissory notes which were amended in January 1995 evidencing advances by the

                                                                                                                                                            Registrant's officers and directors (10)

                                                                                                10.18              -               Promissory notes evidencing advances made by the Registrant's officers and directors (10)

                                                                                                10.19              -               Promissory notes which were amended in July 1995 evidencing advances made to the

                                                                                                                                                            Registrant (10)

                                                                                                10.20              -               Royalty agreement dated August 31, 1994, between Lee Pharmaceuticals and The Fleetwood

                                                                                                                                                            Company, regarding a brand acquisition (10)

                                                                                                10.21              -               Royalty agreement dated October 4, 1988, between Lee Pharmaceuticals and Roberts

                                                                                                                                                            Proprietaries, Inc. regarding a brand acquisition (10)

                                                                                                10.22              -               Note payable to bank dated April 26, 1996, between Lee Pharmaceuticals and San

                                                                                                                                                            Gabriel Valley Bank, secured by the deed on land and building (11)

                                                                                                10.23              -               Loan and security agreement dated May 21, 1996, between Lee Pharmaceuticals and

                                                                                                                                                            Preferred Business Credit, Inc. regarding a revolving credit facility financing (11)

                                                                                                10.24              -               Secured promissory note dated September 17, 1996, between Lee Pharmaceuticals and

                                                                                                                                                            Preferred Business Credit, Inc. (12)

                                                                                                10.25              -               Promissory notes evidencing advances made by the Registrant (12)

                                                                                                10.26              -               Promissory notes which were amended in July 1996 evidencing advances made to the Registrant (12)

                                                                                                10.27              -               Sublease dated November 22, 1995, for the premises located at 1460 Santa Anita Avenue,

                                                                                                                                                            South El Monte, California (12)

                                                                                                10.28              -               Sublease dated June 11, 1996, for the premises located at 1470 Santa Anita Avenue,

                                                                                                                                                            South El Monte, California (12)

                                                                                                10.29              -               Lease dated December 1, 1995, for the premises located at 1444 Santa Anita Avenue,

                                                                                                                                                            South El Monte, California (12)

                                                                                                10.30              -               Lease dated December 1, 1995, for the premises located at 1445 Lidcombe Avenue,

                                                                                                                                                            South El Monte, California (12)

                                                                                                10.31              -               1997 Employee Incentive Stock Option Plan (13)

                                                                                                10.32              -               1997 Stock Option Plan (13)

                                                                                                10.33               -              Promissory note which was amended in October 1997 evidencing advances made to the

                                                                                                                                                            Registrant (14)

                                                                                                10.34               -              Promissory notes which were amended (modified) in December 1997 evidencing advances made to the Registrant (14)

                                                                                                10.35               -              Modification of loan and security agreement dated September 10, 1997, between

                                                                                                                                                            Lee Pharmaceuticals and Preferred Business Credit, Inc. (14)

                                                                                                10.36               -              Promissory note which was amended in February 1997 evidencing advances made to the

                                                                                                                                                            Registrant (14)

                                                                                                10.37               -              Secured promissory note dated October 21, 1996, between Lee Pharmaceuticals and

                                                                                                                                                            Roberts Laboratories, Inc. (14)

                                                                                                10.38              -               Promissory note evidencing advance made to the Registrant (15)

                                                                                                10.39              -               Promissory note evidencing advance made to the Registrant (15)

                                                                                                10.40              -               Modification of loan and security agreement dated May 21, 1996, between Lee Pharmaceuticals and

                                                                                                                                                            Preferred Business Credit, Inc. regarding a revolving credit facility financing (16)

                                                                                                10.41              -               Modification of secured promissory note dated August 29, 1997, between Lee Pharmaceuticals and

                                                                                                                                                            Preferred Business Credit, Inc. (16)

                                                                                                10.42              -               Secured promissory note dated May 15, 1998, between Lee Pharmaceuticals and Preferred

                                                                                                                                                            Business Credit, Inc. (16)

                                                                                                10.43              -               Continuing guaranty dated May 15, 1998, between Lee Pharmaceuticals and Preferred Business

                                                                                                                                                            Credit, Inc. (16)

                                                                                                10.44              -               Asset Purchase and Sale Agreement dated June 29, 1999, between Lee Pharmaceuticals (buyer) and

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

                                                                                                10.45              -               Promissory note evidencing advance made to the Registrant (17)

                                                                                                10.46              -               Promissory note evidencing advance made to the Registrant (18)

                                                                                                10.47              -               Promissory note evidencing advance made to the Registrant (19)

                                                                                                10.48              -               Modification of loan and security agreement dated October 29, 1999, between Lee Pharmaceuticals

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

                                                                                                10.49              -               Modification of secured (by inventory) promissory note dated October 29, 1999, between Lee

                                                                                                                                                            Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) (19)

                                                                                                10.50              -               Modification of secured (by equipment) promissory note dated October 29, 1999 ,between Lee

                                                                                                                                                            Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) (19)

                                                                                                10.51              -               Promissory note evidencing advance made to the Registrant (20)

                                                                                                10.52              -               Modification of loan and security agreement dated May 19, 2000, between Lee Pharmaceuticals and

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

                                                                                                10.53              -               Modification of secured (by inventory) promissory note dated May 19, 2000, between Lee

                                                                                                                                                            Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) (21)

                                                                                                10.54              -               Modification of secured (by equipment) promissory note dated May 19, 2000, between Lee

                                                                                                                                                            Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) (21)

                                                                                                10.55              -               Modification of secured (by Accutek equipment) promissory note dated May 19, 2000, between Lee

                                                                                                                                                            Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) (21)

                                                                                                10.56              -               Modification of secured (by Accutek equipment) promissory note dated May 19, 2000 between Lee

                                                                                                                                                            Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) (21)

                                                                                                10.57              -               Promissory note evidencing advance made to the Registrant (22)

                                                                                                10.58              -               Promissory note evidencing advance made to the Registrant (22)

                                                                                                10.59              -               Lease dated May 25, 2000, for the premises located at 1470 Santa Anita Avenue,

                                                                                                                                                            South El Monte, California (22)

                                                                                                10.60              -               Lease dated May 25, 2000, for the premises located at 1425 and 1427 Lidcombe Avenue,

                                                                                                                                                            South El Monte, California (22)

                                                                                                10.61              -               Lease dated May 25, 2000, for the premises located at 1434 Santa Anita Avenue,

                                                                                                                                                            South El Monte, California (22)

                                                                10.62              -               Lease dated May 25, 2000, for the premises located at 1460 Santa Anita Avenue,

                                                                                                                                                            South El Monte, California (22)

                                                                                                10.63              -               Lease dated May 25, 2000, for the premises located at 1500 Santa Anita Avenue,

                                                                                                                                                            South El Monte, California (22)

                                                                                                10.64              -               Lease dated May 25, 2000, for the premises located at 1516 Santa Anita Avenue,

                                                                                                                                                            South El Monte, California (22)

                                                                                                10.65              -               Sublease dated September 14, 2000, for the premises located at 1460 Santa Anita Avenue,

                                                                                                                                                            South El Monte, California (23)

                                                                                                10.66              -               Sublease guaranty dated September 14, 2000, for the premises located at 1460 Santa Anita Avenue,

                                                                                                                                                            South El Monte, California (23)

                                                                                                10.67              -               Promissory note evidencing advance made to the Registrant (23)

                                                                                                10.68              -               Promissory note evidencing advance made to the Registrant (24)

                                                                                                10.69              -               Loan and security agreement dated February 20, 2001, between Lee Pharmaceuticals and Preferred

                                                                                                                                                            Business Credit, Inc., regarding a revolving credit facility financing (24)

                                                                                                10.70               -              Secured promissory note dated February 20, 2001, regarding equipment, between Lee

                                                                                                                                                            Pharmaceuticals and Preferred Business Credit, Inc. (24)

                                                                                                10.71               -              Secured promissory note dated February 20, 2001, regarding inventory, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (24)

                                                                                                10.72               -              Sublease dated March 9, 2001, for the premises located at 1470 Santa Anita Avenue,

                                                                                                                                                            South El Monte, California (24)

                                                                                                10.73               -              Sublease guaranty dated March 9, 2001, for the premises located at 1470 Santa Anita Avenue,

                                                                                                                                                            South El Monte, California between Jing Jing Long (guarantor) and Lee Pharmaceuticals, Inc.

                                                                                                                                                            (sublandlord)  (24)

                                                                                                10.74               -              Promissory note evidencing advance made to the Registrant (25)

                                                                                                10.75               -              Sublease dated April 17, 2001, for the premises located at 1470 Santa Anita Avenue,

                                                                                                                                                            South El Monte, California (25)

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

                                                                      (12)                  Filed as Exhibits 10.24, 10.25, 10.26, 10.27, 10.28, 10.29 and 10.30 with the Company’s Form 10-KSB Annual Report for the fiscal year ended September 30, 1996, filed with the Securities and Exchange Commission in December 1996 and incorporated herein by reference.

                                                                      (13)                  Included as an attachment to the Company’s definitive Proxy Statement to shareholders for the meeting dated March 11, 1997 and incorporated herein by reference.

                                                                      (14)                  Filed as Exhibits 10.33, 10.34, 10.35, 10.36 and 10.37 with the Company’s Form 10-KSB Annual Report for the fiscal year ended September 30, 1997, filed with the Securities and Exchange Commission in December 1997 and incorporated herein by reference.

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

                                                                      (22)                  Filed as Exhibits 10.57, 10.58, 10.59, 10.60, 10.61, 10.62, 10.63 and 10.64 with the Company's Form 10-KSB Annual Report for the fiscal year ended September 30, 2000, filed with the Securities and Exchange Commission in December 2000 and incorporated herein by reference.

                                                                      (23)                  Filed as Exhibits 10.1, 10.2 and 10.3 with the Company's Form 10-QSB Quarterly Report for the three months ended December 31, 2000, filed with the Securities and Exchange Commission in February 2001 and incorporated herein by reference.

                                                                      (24)                  Filed as Exhibit 10.1, 10.2, 10.3, 10.4 and 10.6 with the Company's Form 10-QSB Quarterly Report for the six months ended March 31, 2001, filed with the Securities and Exchange Commission in May 2001 and incorporated herein by reference.

                                                                      (25)                  Filed as Exhibits 10.1 and 10.2 with the Company's Form 10-QSB Quarterly Report for the nine months ended June 30, 2001, filed with the Securities and Exchange Commission in August 2001 and incorporated herein by reference.

 (b)                              Reports on Form 8-K:

                                                None

SIGNATURES

                                    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  LEE PHARMACEUTICALS

Date:	DECEMBER 19, 2001	RONALD G. LEE
Ronald G. Lee
Chairman of the Board and President

                                    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	DECEMBER 19, 2001	RONALD G. LEE
Ronald G. Lee
Chairman of the Board & President
(Principal Executive, Financial and Accounting Officer) and Director

Date:	DECEMBER 19, 2001	HENRY L. LEE, JR.
Henry L. Lee, Jr.
Director

Date:	DECEMBER 19, 2001	WILLIAM M. CALDWELL IV
William M. Caldwell IV
Director