Form 10QSB
period 2001-12-31
LEE PHARMACEUTICALS
filed 2002-02-13
CIK 58411

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

As of December 31, 2001 there were outstanding 4,135,162 shares of common stock of the registrant.

Transitional Small Business Disclosure Format (check one):

Yes   ☐   No   ☒

LEE PHARMACEUTICALS

BALANCE SHEET

DECEMBER 31, 2001

(Dollars in thousands)

(Unaudited)

Assets
Cash		$9

Accounts and notes receivable (net of allowances: $234)		922
Inventories (net of reserves: $578)
Raw materials	$2,019
Work in process	194
Finished goods	307
Total inventories		2,520

Other current assets		304
Total current assets		3,755

Property, plant and equipment (less accumulated depreciation and amortization: $5,218)		567

Intangibles and other assets (net of accumulated amortization: $1,832)		2,633

TOTAL		$6,955

See notes to financial statements.

LEE PHARMACEUTICALS

BALANCE SHEET

DECEMBER 31, 2001

(Dollars in thousands)

(Unaudited)

LIABILITIES
Bank overdraft	$110
Notes payable - bank	886
Current portion - notes payable, other	912
Current portion - note payable related party	700
Accounts payable	852
Other accrued liabilities	401
Environmental cleanup liability	366
Due to related parties	880
Deferred income	108

Total current liabilities	5,215

Long-term notes payable - bank	445

Long-term notes payable to related parties	2,053

Long-term notes payable, other	1,266

Deferred income	169

Environmental cleanup liability - Casmalia Site	374

Total liabilities	9,522

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)

Common stock, $.10 par value; authorized, 7,500,00 shares; issued and outstanding, 4,135,162 shares	413

Additional paid-in capital	4,222

Accumulated (deficit)	(7,202)

Total stockholders' (deficit)	(2,567)

TOTAL	$6,955

See notes to financial statements.

LEE PHARMACEUTICALS

STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

		For the Three Months Ended December 31,
		2001	2000
		(unaudited)	(unaudited)

	Gross revenues	$2,434	$2,163
Less:	Sales returns	(181)	(99)
	Cash discounts and others	(21)	(22)

	Net revenues	2,232	2,042

	Costs and expenses:

	Cost of sales	1,162	1,002
	Selling and advertising expense	608	595
	General and administrative expense	296	258
	Interest expense	182	202

	Total costs and expenses	2,248	2,057

	(Loss) from operations	(16)	(15)

	Other income	26	24

	Net income	$10	$9

	Per share:

	Basic and diluted income per share	$.00	$.00

See notes to financial statements.

LEE PHARMACEUTICALS

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Three Months Ended December 31,
	2001	2000
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$10	$9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45	43
Amortization of intangibles	106	136
(Decrease) in deferred income	(28)	(11)
(Gain) on disposal of property, plant, and equipment	–	(1)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(79)	449
(Decrease) in allowance for doubtful accounts and sales returns and allowances	(94)	(75)
(Increase) in inventories	(111)	(138)
Decrease (increase) in deposits	113	(8)
(Increase) in other current assets	(95)	(43)
(Decrease) increase in accounts payable and accrued liabilities	(90)	107
Increase in due to related parties - accrued interest	26	37
(Decrease) in accrued royalties	–	(9)
Total adjustments	(207)	487
Net cash (used in) provided by operating activities	(197)	496

Cash flows from investing activities:
Additions to property, plant, and equipment	(51)	(33)
Proceeds from sale of equipment	–	1
Proceeds from sale of product brand	265	–
Acquisition of product brand	–	(50)
Increase in non-current deposit	–	(11)
Net cash provided by (used in) investing activities	214	(93)

Cash flows from financing activities:
Proceeds from notes payable to related party	–	39
(Payments on) notes payable to related party	(50)	(102)
Decrease in due from related party	–	25
(Decrease) in notes payable	(19)	(156)
Proceeds from notes payable, other	300	350
Payments on notes payable, other	(269)	(314)
Increase (decrease) in bank overdraft	25	(227)
Net cash (used in) financing activities	(13)	(385)

Net increase in cash	4	18
Cash, beginning of year	5	12

Cash, end of year	$9	$30

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$158	$135
Taxes	$1	$–

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained herein.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001.  The Company follows the same accounting policies in preparation of interim reports.

Results of operations for the interim periods may not be indicative of annual results.

The Company is involved in various matters involving environmental cleanup issues.  See "Item 2. Management's Discussion and Analysis or Plan of Operations" and Note 11 of Notes to Financial Statements included in the Company's Form 10-KSB for the fiscal year ended September 30, 2001.  The ultimate outcome of these matters cannot presently be determined.  Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  The Company's proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated.

2.               Continued existence:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Although the Company experienced nominal net income in fiscal years 2000 and 2001, past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they became due, raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.               Earnings per share:

The Company has a simple capital structure, and there were no changes under the SFAS 128 methodology to the previously reported earnings (loss) per share amounts for any of the fiscal years.  Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding of 5,265,162 in December 2001 and 5,194,496 in December 2000.  Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect of stock options previously granted.  These differences in the weighted average number of shares outstanding for the calculation of basic and diluted earnings per share resulted in no differences in the earnings per share.

4.               Acquisitions:

On October 30, 2000, the Company purchased certain assets of the Sloans® liniment temporary pain relief product from C.B. Fleet Co., Inc. for $50,000 plus approximately $600 of inventory.  The Company remitted the full $50,000 at closing.  The balance of $50,000 is for a five year covenant not to compete.

On February 12, 2001, the Company purchased certain assets of the Black Draught® laxative product line from The Monticello Companies, Inc. for $185,000.  This amount includes $37,000 of inventory and was remitted in full at closing.  The balance of $148,000 is for a five year covenant not to compete.

On August 22, 2001, the Company purchased certain assets of the DeWitts® Pills product line from The Monticello Companies, Inc. for $265,000.  The DeWitt's is an analgesic pill for backache and joint relief.  The Company remitted the full $265,000 at closing.  On October 16, 2001, the Company exercised it's option to resell certain assets of DeWitt's® Pills product line back to The Monticello Companies, Inc.  The Company received $265,000 related to the resell of DeWitt's® Pills.

5.               Income taxes:

As of December 31, 2001, the Company had net operating loss (NOL) carryforwards of approximately $10,300,000 for Federal and $1,600,000 for California tax purposes which can be used to offset future Federal and California income taxes.  The differences in the state carryforwards relate primarily to the treatment of loss carryforwards and depreciation of property, plant and equipment.  The Federal carryforwards expire from 2005 through 2020; California expires from 2001 through 2005.  The Company has provided an allowance for the entire amount of the deferred asset applicable to the NOL.

6.               Other income:

For the three months ended December 31, 2001, the Company realized a gain of approximately $26,000 related to the sale of the Klutch® product line.  The realized gain pertains to the amortization of three consulting agreements arising from the sale of the Klutch® brand.  The other income for the three months ended December 31, 2000, consisted of $11,000 for the final amortization of the prior sale of two buildings, $11,000 for the sale of a trademark, as well as a gain from the sale of equipment.

Item 2.

Management's Discussion and Analysis or Plan of Operations

Material Changes in Results of Operations

Three Months Ended December 31, 2001, and December 31, 2000

Gross revenues for the three months ended December 31, 2001, were $2,434,000, an increase of approximately $271,000, or 13%, from the comparable three months ended December 31, 2000.  The Company reported increased volume in several products. The major increase in revenues was attributed to the Lee® Lip-Ex® line of products ($274,000), plus the added sales of the newly acquired brands ($64,000).  These increases were partially offset by lower sales volume of existing brands such as Zip®, Take-Off®, Cope®, Astring-o-Sol®, as well as other over-the-counter (OTC) brands and prescription drug products.  In addition, with the sale of the Klutch product line during fiscal year 2001, there was a decline in sales of approximately $54,000 because there was no comparable volume during the three months ended December 31, 2001.

Net revenues increased approximately $190,000, or 9%, for the three months ended December 31, 2001, as compared to the three months ended December 31, 2000.  The change in net revenues was due to the sales volume explanations discussed above.  The Company's sales returns increased approximately $82,000, or 83%, when comparing the three months ended December 31, 2001 and 2000.  The Company continued to experience the discontinuance of a few of its SKU's (stock keeping units) at the retail store level.

Cost of sales as a percentage of gross revenues was 48% for the three months ended December 31, 2001, compared to 46% for the three months ended December 31, 2000.  The increased cost of sales percentage was due to a change in the product mix and lower priced commodity-type goods with an accompanying higher cost of goods attached to them, thereby generating lower gross margins on sales of these related products.  In addition, the Company incurred higher raw material costs and increased direct labor as a result of a rise in the minimum hourly wage ($6.25 effective January 1, 2001 versus $5.75).

Selling and advertising expenses increased $13,000, or 2%, when comparing the three months ended December 31, 2001 with the three months ended December 31, 2000.  The increase in expenses were due to the following factors: (1) higher commissions ($19,000) due to added manufacturers representatives covering territories that were previously open, (2) higher salesmen salaries & related fringe benefits due to the hiring of a higher salaried salesman who replaced lower salaried sales personnel ($14,000), and (3) increased convention/show expense ($7,000) as a result of more shows attended.  The above increases were partially offset by lower amortization expenses ($29,000) because of the finalization of several write-off periods associated with prior product brand acquisitions.

General and administrative expenses increased $38,000, or 15%, when comparing the three months ended December 31, 2001, with the three months ended December 31, 2000.  This increase was principally due to: (1) data processing consulting services ($18,000) which was nonexistent in fiscal 2000, and (2) increased printing material and supply costs ($23,000).  The above increases were partially offset by reduced building rental expenses ($6,000).  The rental income from a new tenant, subleasing one of the Company's facilities, offset the rental expense on the master lease.

Interest expense decreased $20,000, or 10%, when comparing the three months ended December 31, 2001, with the three months ended December 31, 2000.  The decrease was due to lower average prime interest rate (5.08 % vs. 9.5%) in reference to certain loans which are tied to prime.

Liquidity and Capital Resources

At December 31, 2001, working capital was a negative $1,460,000 compared with a negative $1,750,000 as of September 30, 2001.  The ratio of current assets to current liabilities was .7 to 1 at December 31, 2001, and September 30, 2001.  The decrease in the Company's negative working capital was primarily due to increases in accounts receivable and inventory, as well as decreases in accounts payable and the current portion of notes payable - other (the lowering of current debt associated with acquisitions).

The Company has an accumulated deficit of $7,202,000.  Although the Company experienced nominal net income in fiscal years 2000 and 2001, past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they became due, raises substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

As of December 31, 2001, no additional amounts have been incurred and no settlements have been reached.

PART II - Other Information

Item 1.            Legal Proceedings

The information set forth under Part I, Item 2, "Management's Discussion and Analysis or Plan of Operations - Environmental Matters" is incorporated herein by reference.  See also "Legal Proceedings" in the Company's Form 10-KSB for the fiscal year ended September 30, 2001.

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

LEE PHARMACEUTICALS
(Registrant)

Date:	FEBRUARY 12, 2002	RONALD G. LEE
Ronald G. Lee
Chairman of the Board, President and
Chief Financial and Accounting Officer