Form 10QSB
period 2002-03-31
LEE PHARMACEUTICALS
filed 2002-05-15
CIK 58411

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number  1 - 7335

LEE PHARMACEUTICALS

(Exact name of small business issuer as specified in its charter)

California	95-2680312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1444 Santa Anita Avenue, South El Monte, California 91733
(Address of principal executive offices) (Zip Code)

(626) 442-3141
(Registrant’s telephone number, including area code)

N / A
(Former name, former address and former fiscal year, if changed since last report)

As of March 31, 2002 there were outstanding 4,135,162 shares of common stock of the registrant.

Transitional Small Business Disclosure Format (check one):

Yes  ☐  No  ☒

Form 10-QSB

LEE PHARMACEUTICALS

BALANCE SHEET

MARCH 31, 2002

(Dollars in thousands)

(Unaudited)

Assets
Cash		$11

Accounts and notes receivable (net of allowances: $211)		1,358

Inventories (net of reserves: $512)
Raw materials	$2,036
Work in process	170
Finished goods	479
Total inventories		2,685

Other current assets		322

Total current assets		4,376

Property, plant and equipment (less accumulated depreciation and amortization: $5,262)		543

Intangibles and other assets (net of accumulated amortization: $1,939)		2,751

TOTAL		$7,670

See notes to financial statements.

LEE PHARMACEUTICALS

BALANCE SHEET

MARCH 31, 2002

(Dollars in thousands)

(Unaudited)

LIABILITIES

Bank overdraft	$90
Notes payable — bank	1,085
Current portion — notes payable, other	1,054
Current portion — note payable related party	730
Accounts payable	961
Other accrued liabilities	535
Environmental cleanup liability	366
Due to related parties	878
Deferred income	108

Total current liabilities	5,807

Long-term notes payable to related parties	2,042

Long-term notes payable, other	1,880

Environmental cleanup liability - Casmalia Site	374

Deferred income	142

Total liabilities	10,245

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)

Common stock, $.10 par value; authorized, 7,500,00 shares; issued and outstanding, 4,135,162 shares	413

Additional paid-in capital	4,222

Accumulated (deficit)	(7,210)

Total stockholders’ deficit	(2,575)

TOTAL	$7,670

See notes to financial statements.

LEE PHARMACEUTICALS

STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,

	2002	2001	2002	2001

Gross revenues	$2,746	$2,920	$5,180	$5,083
Less: Sales returns	(265)	(449)	(446)	(548)
Cash discounts and others	(20)	(18)	(41)	(40)

Net revenues	2,461	2,453	4,693	4,495

Costs and expenses:

Cost of sales	1,201	1,237	2,363	2,239
Selling and advertising expense	792	691	1,400	1,286
General and administrative expense	319	288	615	546
Interest expense	184	219	366	421

Total costs and expenses	2,496	2,435	4,744	4,492

Income (loss) from operations	(35)	18	(51)	3

Other income	27	2	53	26

Net income (loss)	$(8)	$20	$2	$29

Per share:

Basic and diluted income (loss) per share	$.00	$.01	$.00	$.01

See notes to financial statements.

LEE PHARMACEUTICALS

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended March 31,

	2002	2001

Cash flows from operating activities:
Net income	$2	$29
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	89	86
Amortization of intangibles	213	252
(Decrease) in deferred income	(55)	(11)
(Gain) on disposal of property, plant, and equipment	—	(5)
Change in operating assets and liabilities:
(Increase) in accounts receivable	(492)	(171)
(Decrease) increase in allowance for doubtful accounts and sales returns and allowances	(117)	121
(Increase) in inventories	(276)	(298)
Decrease (increase) in deposits	61	(357)
(Increase) in other current assets	(61)	(46)
Increase in accounts payable and accrued liabilities	152	734
Increase in due to related parties - accrued interest	24	65
(Decrease) in accrued royalties	—	(39)
Total adjustments	(462)	331
Net cash (used in) provided by operating activities	(460)	360

Cash flows from investing activities:
Additions to property, plant, and equipment	(70)	(39)
Proceeds from sale of equipment	—	7
Proceeds from sale of product brand	265	—
Acquisition of product brands	(225)	(199)
Increase in non-current deposit	—	11
Net cash (used in) investing activities	(30)	(242)

Cash flows from financing activities:
Proceeds from notes payable to related party	50	39
(Payments on) notes payable to related party	(81)	(104)
Decrease in due from related party	—	25
Increase in notes payable	162	102
Proceeds from notes payable, other	900	550
Payments on notes payable, other	(540)	(637)
Increase (decrease) in bank overdraft	5	(76)
Net cash provided by (used in) financing activities	496	(101)

Net increase in cash	6	17
Cash, beginning of year	5	12

Cash, end of year	$11	$29

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$326	$340
Taxes	$1	$—

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained herein.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2001.  The Company follows the same accounting policies in preparation of interim reports.

Results of operations for the interim periods may not be indicative of annual results.

The Company is involved in various matters involving environmental cleanup issues.  See “Item 2. Management’s Discussion and Analysis or Plan of Operations” and Note 11 of Notes to Financial Statements included in the Company’s Form 10-KSB for the fiscal year ended September 30, 2001.  The ultimate outcome of these matters cannot presently be determined.  Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  The Company’s proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated.

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

3.                    Earnings per share:

The Company has a simple capital structure, and there were no changes under the SFAS 128 methodology to the previously reported earnings (loss) per share amounts for any of the fiscal years.  Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding of 5,265,162 for the three and six months ended March 2002 and 5,194,496 for the three and six months ended March 2001.  Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect of stock options previously granted.  These differences in the weighted average number of shares outstanding for the calculation of basic and diluted earnings per share resulted in no differences in the earnings per share.

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

On August 22, 2001, the Company purchased certain assets of the DeWitt’s® Pills product line from The Monticello Companies, Inc. for $265,000.  The DeWitt’s is an analgesic pill for backache and joint relief.  The Company remitted the full $265,000 at closing.  On October 16, 2001, the Company exercised it’s option to resell certain assets of DeWitt’s® Pills product line back to The Monticello Companies, Inc.  The Company received $265,000 related to the resell of DeWitt’s® Pills.

On March 9, 2002, the Company purchased certain assets of product lines from Merz Pharmaceuticals LLC for $225,000 plus approximately $63,000 for inventory.  The product lines included Cankaid®, an oral antiseptic, Medicone®, a hemorrhoidal suppository, and Sayman®, an astringent cleansing bar.  The purchase price of $225,000 includes $200,000 for goodwill and $25,000 for a covenant not to compete.  The full $225,000 was remitted at closing.  In addition, the Company is obligated to pay a royalty as follows:  for the first twelve-month period following closing (i) twenty-five percent (25%) of the net sales of Medicone® and Sayman®; (ii) twenty-five percent (25%) of the net sales of the first 4,800 dozen sold of Cankaid®, and (iii) forty percent (40%) of the Cankaid® sold in excess of the first 4,800 dozen.  For the next two 12-month periods after closing (8 consecutive quarters), the royalty payments will be (i) twenty percent (20%) of the net sales of Medicone® and Sayman®; (ii) twenty percent (20%) of the net sales of the first 4,800 dozen sold per 12-month period of Cankaid®, and (iii) forty percent (40%) of the Cankaid® units sold in excess of the first 4,800 dozen per 12-month period.  Notwithstanding the above, no royalty shall be due on Lee’s sales of Cankaid® inventory with 10/02 or 11/02 expirations to closeout/dollar store/off-price retailers at wholesale prices of less than seventy cents ($.70).  The minimum royalty due is $75,000 per year for the next three years.  The March 2002 portion of the minimum royalty ($5,000) was not expensed in the quarter.

5.                    Income taxes:

As of March 31, 2002, the Company had net operating loss (NOL) carryforwards of approximately $10,300,000 for Federal and $1,600,000 for California tax purposes which can be used to offset future Federal and California income taxes.  The differences in the state carryforwards relate primarily to the treatment of loss carryforwards and depreciation of property, plant and equipment.  The Federal carryforwards expire from 2005 through 2020; California expires from 2001 through 2005.  The Company has provided an allowance for the entire amount of the deferred asset applicable to the NOL.

6.                    Other income:

For the six months ended March 31, 2002, the Company realized a gain of approximately $52,000 related to the sale of the Klutch® product line.  The realized gain pertains to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of the Klutch® brand.  The other income for the six months ended March 31, 2001, consisted of $11,000 for the final amortization of the prior sale of two buildings, $11,000 for the sale of a trademark, as well as a gain from the sale of equipment.

7.                    Subsequent events:

On April 5, 2002, the Company purchased certain assets of the One Step at a Time®, a nicotine addiction withdrawal system, and lite’n® Up, a reusable cigarette filter, product lines from Category One Products, L.L.C., for $350,000 plus inventory.  A clause in the agreement stipulates that if certain customers deletes one of the product lines, the purchase price will be adjusted downward.  The full $350,000 was remitted at the closing.

On April 23, 2002, the Company purchased certain assets of product lines Unguentine®, an ointment for burns, and Unguentine® Plus, a first aid antiseptic and pain relieving cream, from U.S. Dermatologics, Inc.  The purchase price is $85,000 for a covenant not to compete and as yet an undetermined amount of inventory.  $25,000 of the purchase price was paid at closing and a Promissory note was signed for the remaining $60,000.  The note calls for a monthly payment of $3,000 plus interest beginning June 15, 2002.

Item 2.

Management’s Discussion and Analysis or Plan of Operations

Material Changes in Results of Operations

Three Months Ended March 31, 2002, and March 31, 2001

Gross revenues for the three months ended March 31, 2002, were $2,746,000, a decrease of approximately $174,000, or 6%, from the comparable three months ended March 31, 2001.  The Company reported decreased volume in several products.  The significant decrease in revenues was associated with Nosebetter® ($173,000), depilatories ($91,000) and other over-the-counter (OTC) brands ($196,000).  In addition, with the sale of the Klutch product line during fiscal year 2001, sales of this product are irregular because the Company manufactures it as a co-packer for the owner.  The above decreases were partially offset by higher sales volume of existing brands namely; the Lee® Lip-Ex® line of products ($166,000), the added sales of the newly acquired brands ($61,000) and the private label line of business ($60,000).

Net revenues increased approximately $8,000, for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001.  The Company’s sales returns decreased approximately $184,000, or 41%, when comparing the three months ended March 31, 2002 and 2001.  During the three months ended March 31, 2001 the Company experienced the discontinuance of a few of its SKU’s (stock keeping units) at the retail store level, thereby realizing a higher rate of sales returns.

Cost of sales as a percentage of gross revenues was 44% for the three months ended March 31, 2002, compared to 42% for the three months ended March 31, 2001.  The increased cost of sales percentage was due to the continued change in the product mix and lower priced commodity-type goods with an accompanying higher cost of goods attached to them, thereby generating lower gross margins on sales of these related products.  In addition, the Company incurred higher raw material costs and increased direct labor as a result of a rise in the minimum hourly wage ($6.75 effective January 1, 2002 versus $6.25).

Selling and advertising expenses increased $101,000, or 15%, when comparing the three months ended March 31, 2002 with the three months ended March 31, 2001.  The increase in expenses were due to the following factors: (1) higher commissions ($14,000) due to added manufacturers representatives covering territories that were previously open, (2) higher sales force commissions/bonuses resulting from increased sales to convenience store accounts ($28,000), (3) higher salesmen salaries & related fringe benefits due to the hiring of a higher salaried salesman who replaced lower salaried sales personnel ($24,000), (4) increased freight costs ($29,000), and (5) increased convention/show expense ($28,000) as a result of more shows attended.  The above increases were partially offset by lower cooperative advertising ($44,000).  An additional accrual for cooperative advertising expense was recorded during the three months ended March 31, 2001 and there was no comparable entry during the current quarter.

General and administrative expenses increased $31,000, or 11%, when comparing the three months ended March 31, 2002, with the three months ended March 31, 2001.  This increase included data processing consulting services ($12,000) related to customer software compliance and expanded requirements associated with EDI (Electronic Data Interchange), higher supply and travel and entertainment expenses.  The above increases were partially offset by reduced building rental expenses.  The rental income from a new tenant, subleasing one of the Company’s facilities, offset the rental expense on the master lease.

Interest expense decreased $35,000, or 16%, when comparing the three months ended March 31, 2002, with the three months ended March 31, 2001.  The decrease was due to lower average prime interest rate (4.75 % vs. 8.50%) in reference to certain loans which are tied to prime.

Material Changes in Results of Operations

Six Months Ended March 31, 2002, and March 31, 2001

Gross revenues for the six months ended March 31, 2002, were $5,180,000, an increase of approximately $97,000 or 2% from the comparable six months ended March 31, 2001.  The increase in gross revenues was due to the higher sales volume of the Lee® Lip-Ex™ line of products, the added volume of newly acquired brands along with the introduction of private label sales revenue.  The above increases were partially offset by the lower sales volume of depilatories ($119,000), Take-Off® ($62,000) and other over-the-counter items.

Net revenues for the six months ended March 31, 2002 were $4,693,000, an increase of $198,000 or 4% from the comparable six months ended March 31, 2001.  The change in net revenues was principally due to the same explanations discussed above.  The Company’s sales returns decreased approximately $102,000 or 19% when comparing fiscal years 2002 and 2001.  The Company experienced the discontinuance of a few of its SKU’s (stock keeping units) at the retail store level, thereby realizing a higher rate of sales returns for the 6 months ended March 31, 2001 versus March 31, 2002.

Cost of sales as a percentage of gross revenues for the six months ended March 31, 2002, as compared to the six months ended March 31, 2001, was 46% versus 44% respectively.  This slight increase in the cost of sales percentage was due to the continued change in the product mix along with lower priced commodity-type goods with an accompanying higher cost attached to them, thereby generating lower gross margins on sales of these related products.  In addition, the Company incurred higher raw material costs and increased direct labor as a result of a rise in the minimum hourly wage ($6.75 effective January 1, 2002 versus $6.25).

Selling and advertising expenses increased $114,000, or 9% when comparing the six months ended March 31, 2002 with the six months ended March 31, 2001.  The increase in expenses was due to the following factors:  1) higher commissions ($38,000) due to added manufacturers representatives covering territories that were previously open, (2) higher salesmen salaries and related fringe benefits due to the hiring of a higher salaried salesman who replaced lower salaried sales personnel ($23,000), (3) higher sales force commissions/bonuses resulting from increased sales to convenience store accounts ($23,000), and (4) increased convention/show expense ($35,000) as a result of more shows attended.  The above increases were partially offset by lower amortization expenses ($38,000) because of the finalization of several write-off periods associated with prior product brand acquisitions and lower cooperative advertising expense.

General and administrative expenses increased $69,000, or 13%, when comparing the six months ended March 31, 2002, with the six months ended March 31, 2001.  The explanations for the expense fluctuations were consistent with the aforementioned comments related to the three months ended March 31, 2002 versus March 31, 2001.

Interest expense decreased $55,000, or 13%, when comparing the six months ended March 31, 2002, with the six months ended March 31, 2001.  The decrease was due to lower average prime interest rate (4.91% vs. 9.00%) in reference to certain loans which are tied to prime.

Liquidity and Capital Resources

At March 31, 2002, working capital was a negative $1,431,000 compared with a negative $1,750,000 as of September 30, 2001.  The ratio of current assets to current liabilities was .8 to 1 at March 31, 2002, and .7 to 1 at September 30, 2001.  The decrease in the Company’s negative working capital was primarily due to increases in accounts receivable and inventory.

The Company has an accumulated deficit of $7,210,000.  Although the Company experienced nominal net income in fiscal years 2000 and 2001, past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they become due, raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

Environmental Matters

The Company owns a manufacturing facility located in South El Monte, California.  The California Regional Water Quality Control Board (The “RWQCB”) ordered the Company in 1988 and 1989 to investigate the contamination on its property (relating to soil and groundwater contamination).  The Company engaged a consultant who performed tests and reported to the then Chairman of the Company.  The Company resisted further work on its property until the property upgradient was tested in greater detail since two “apparent source” lots had not been tested.  On August 12, 1991, the RWQCB issued a “Cleanup and Abatement Order” directing the Company to conduct further testing and cleanup the site.  In October 1991, the Company received from an environmental consulting firm an estimate of $465,200 for investigation and cleanup costs.  The Company believed that this estimate was inconclusive and overstated the contamination levels.  The Company believes that subsequent investigations will support the Company’s conclusions about that estimate.  The Company did not complete the testing for the reasons listed above as well as “financial constraints”.  In June 1992, the RWQCB requested that the EPA evaluate the contamination and take appropriate action.  At the EPA’s request, Ecology & Environment, Inc. conducted an investigation of soil and groundwater on the Company’s property.  Ecology & Environment Inc.’s Final Site Assessment

Report, which was submitted to the EPA in June 1994, did not rule out the possibility that some of the contamination originated on-site, and resulted from either past or current operations on the property.  The Company may be liable for all or part of the costs of remediating the contamination on its property.  The EPA has not taken any further action in this matter, but may do so in the future.

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

The tenants of nearby properties upgradient have sued the Company alleging that hazardous materials from the Company’s property caused contamination on the properties leased by the tenants.  The case name is Del Ray Industrial Enterprises, Inc. v. Robert Malone, et al., Los Angeles County Superior Court, Northwest District, commenced August 21, 1991.  In this action, the plaintiff alleges environmental contamination by defendants of its property, and seeks a court order preventing further contamination and monetary damages.  The Company does not believe there is any basis for the allegations and is vigorously defending the lawsuit.

The Company’s South El Monte manufacturing facility is also located over a large area of possibly contaminated regional groundwater which is part of the San Gabriel Valley Superfund Site.  The Company has been notified that it is a potentially responsible party  (“PRP”) for the contamination.  In 1995, the Company was informed that the EPA estimated the cleanup costs for the South El Monte’s portion of the San Gabriel Valley Superfund Site to be $30 million.  The Company’s potential share of such amount has not been determined.  Superfund PRPs are jointly and severally liable for superfund site costs, and are responsible for negotiating among themselves the allocation of the costs based on, among other things, the outcome of environmental investigation.

In August 1995, the Company was informed that the EPA entered into an Administrative Order of Consent with Cardinal Industrial Finishes (“Cardinal”) for a PRP lead remedial investigation and feasibility study (the “Study”) which, the EPA states, will both characterize the extent of groundwater contamination in South El Monte and analyze alternatives to control the spread of contamination.  The Company and others entered into the South El Monte Operable Unit Site Participation Agreement with Cardinal pursuant to which, among other things, Cardinal contracted with an environmental firm to conduct the Study.  The Study has been completed.  The Company’s share of the cost of the Study was $15,000 and was accrued for in the financial statements as of September 30, 1995.  The South El Monte Operable Unit (SEMOU) participants developed four remedial alternatives.  The capital cost of the four alternatives range from $0 (no action) up to $3.49 million.  The estimated annual operating cost for the four alternatives range from $0 (no action) to $770,300.  Over a 30-year period, the total cost of the four alternatives range from $0 (no action) up to $13.05 million.  The EPA prefers an alternative which estimates the capital cost up to $3.08 million, the annual operating cost at $.48 million, and the 30-year period total cost up to approximately $9.09 million.  The selection of the actual alternative implemented is subject to public comment.  At the present time, the Company does not know what its share of the cost may be, if any.  Therefore, no additional accrual has been recognized as a liability on the Company’s books.  The Company requested that the EPA conduct an “ability-to-pay evaluation” to determine whether the Company is entitled to an early settlement of this matter based upon a limited ability to pay costs associated with site investigation and remediation.  In August 2000, the EPA informed the Company that it does not qualify for an early settlement at this time.

The EPA has informed the Company that it has learned that the intermediate zone groundwater contamination in the western portion of the SEMOU has migrated further west and has now impacted the City of Monterey Park and Southern California Water Company production wells.  The EPA stated that the City of Monterey Park Water Department, San Gabriel Valley Water Company and Southern California Water Company are planning to build treatment facilities for their wells.  The EPA stated that these three water purveyors contacted some of the SEMOU PRPs, other than the Company, to seek funding to develop groundwater treatment facilities for the contaminated wells.  A group of these PRPs calling themselves the “South El Monte Cooperative Group” has been formed and purportedly has reached a general agreement with the water purveyors to fund the development of treatment facilities and use the water purveyors’ wells in an attempt to contain the groundwater contamination to meet EPA’s goals.  At this time, the EPA has not reviewed or approved any specific plan to address contamination at the purveyor wells, nor has the EPA compromised its right to recover response costs from any person who is legally responsible for contamination within the SEMOU.  As of the date of this report, the Company has not been contacted by the South El Monte Cooperative Group in respect to its participation in any proposed cleanup activity.  As a result, the Company is not able to determine what contribution, if any, it may be assessed in connection with this cleanup activity.

By letter dated November 13, 2000, the Company was notified that the City of Monterey Park, San Gabriel Valley Water Company and Southern California Water Company intend to bring suit under the Safe Drinking Water and Toxic Enforcement Act of 1986 alleging that the Company has knowingly released volatile organic compounds in the soil and shallow ground water beneath the Company’s property between at least on or before November 8, 1996 and the present and has failed to promptly clean up all of the contamination.  As of the date of this report, the Company has not been served with this lawsuit.

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

The Company believes the City of South El Monte does not appear to be located over any of the major plumes.  However, the EPA has announced it is studying the possibility that, although the vadose soil and groundwater, while presenting cleanup problems, there may be a contamination by DNAPs (dense non-aqueous phase liquids), i.e., “sinkers”, usually chlorinated organic cleaning solvents.  The EPA has proposed to drill six “deep wells” throughout the City of South El Monte at an estimated cost of $1,400,000.  The EPA is conferring with SEMPOA (South El Monte Property Owners Association) as to cost sharing on this project.  SEMPOA has obtained much lower preliminary cost estimates.  The outcome cost and exact scope of this are unclear at this time.

The Company and other property owners engaged Geomatrix Consultants, Inc., to do a survey of vadose soil and shallow groundwater in the “hot spots” detected in the previous studies.  Geomatrix issued a report dated December 1, 1997 (the “Report”), on the impact of volatile organic compounds on the soil and groundwater at the Lidcombe and Santa Anita Avenue site located in South El Monte, California (which includes the Company’s facilities).  The Report indicated generally low concentrations of tetrachloroethene, trichloaethene and trichloroethane in the groundwater of the upgradient neighbor.  The Report was submitted to the RWQCB for its comments and response.  A meeting with the parties and RWQCB was held on February 10, 1998.  The RWQCB had advised companies that vadose soil contamination is minimal and requires no further action.  However, there is an area of shallow groundwater which has a higher than desired level of chlorinated solvents, and the RWQCB requested a proposed work plan be submitted by Geomatrix.  Geomatrix has submitted a “Focused Feasibility Study” which concludes that there are five possible methods for cleanup.  The most expensive are for a pump and sewer remediation which would cost between $1,406,000 and $1,687,000.  The Company is actively exploring the less expensive alternative remediation methods, of which the two proposed alternatives range in cost between $985,000 and $1,284,000.  Since there are four economic entities involved, the Company’s best estimate at this time, in their judgment, would be that their forecasted share would be $287,000 less the liability already recognized on the books of $165,000 thereby requiring an additional $122,000 liability.  Accordingly, the Company recorded an additional accrual of $122,000 in the third quarter of fiscal 1998.  The $122,000 accrual is in addition to the $79,000 accrual for the Monterey Site as will be explained in the following paragraph.

The $79,000 accrual, in the third quarter of fiscal 1998, related to the Monterey Site is not included in the $287,000 figure above.  In April 2000, the Company received a Notice of Violation from the RWQCB.  The Notice of Violation states that the Company and other property owners were required to submit a groundwater remedial action plan by November 1, 1999, and that the RWQCB has been advised that the Company and the other property owners were unable to submit the required remedial action plan because the Company and the other property owners could not agree on the allocation of financial responsibility to prepare the action plan.  The RWQCB stated that it will no longer encourage the cooperative approach among the Company and   the other property owners in completing the cleanup requirements and will pursue appropriate measures, including when necessary, enforcement actions.  The RWQCB states that it may impose civil liability penalties of up to $1,000 per day from November 1, 1999 for failure to file the action plan.  In light of these events, no assurances can be given that the cleanup costs and possible penalties will not exceed the amount of the Company’s current accruals of $287,000 (which includes the $122,000 charge to income in the third quarter of fiscal 1998).

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

The LSAAW is hopeful the Water Quality Authority (WQA) is willing and able to reauthorize its grant for one-half (1/2) of the capital costs of its remediation system construction not to exceed $150,000.  It is estimated at this time that the reserves for the Company’s share of this cost proposal are adequate since its prior accrual was based on the higher cost estimate from Geomatrix.

Without any prior correspondence or inkling of the Company’s potential liability, the EPA informed the Company that the Company may have potential liability for the ongoing remediation of Operating Industries, Inc. (as they have gone out of business) Landfill Superfund Site in Monterey Park, California (the “Monterey Site”).  The Monterey Site is a 190 acre landfill that operated from 1948 to 1984, in which the Company disposed of non toxic pH balanced waste water on six occasions between 1974 and 1978.  Over 4,000 companies have been identified as having contributed waste to the Monterey Site.  The EPA has offered to settle the Company’s potential liability with respect to the Monterey Site for a cost to the Company of $79,233.  The Company accrued a $79,000 charge in the third quarter of fiscal 1998 with respect to this possible liability.  The Company has elected to file for relief from these obligations under the financial hardship option in the EPA’s response form.  On June 30, 2000, the EPA informed the Company that the EPA believed the Company is able to pay the full settlement cost, but offered to reduce the amount of the settlement to $75,271.

The Company was notified by the EPA that the Company may have potential liability for waste material it disposed of at the Casmalia Disposal Site (“Site”) located on a 252-acre parcel in Santa Barbara County, California.  The Site was operational from 1973 to 1989, and over 10,000 separate parties disposed of waste there.  The EPA stated that federal, state and local governmental agencies along with the numerous private entities that used the Site for waste disposal will be expected to pay their share as part of this settlement.  The U.S. EPA is also pursuing the owner(s)/operator(s) of the Site to pay for Site remediation.  The EPA has a settlement offer to the Company with respect to the Site for a cost of $373,950.  The Company accrued a $374,000 charge in the first quarter of fiscal 1999 with respect to this possible liability.  The Company has elected to file for relief from these obligations under the financial hardships option in the EPA’s response form.  The Company, the EPA and certain PRPs have entered into an agreement tolling the applicable statutes of limitation.  The Company has been notified by the EPA that their request for a waiver, due to financial hardship, was “partially granted.”  Improvements in the bidding process has lowered the Company’s estimated share down to $245,000 (from $374,000) and of that, the EPA was requesting that the Company pay $113,000, as a result of their findings on the application for waiver due to financial hardship.  The Company is considering the EPA’s request.

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

As of March 31, 2002, no additional amounts have been incurred and no settlements have been reached.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The information set forth under Part I, Item 2, “Management’s Discussion and Analysis or Plan of Operations - Environmental Matters” is incorporated herein by reference.  See also “Legal Proceedings” in the Company’s Form 10-KSB for the fiscal year ended September 30, 2001.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the registrant occurred on March 12, 2002.  At that meeting, the following directors were elected:

	VOTES
Director	FOR	WITHHELD

Dr. Henry L. Lee	3,596,306	58,002
Ronald G. Lee	3,596,115	58,193
William M. Caldwell IV	3,590,308	64,000

	VOTES
	FOR	AGAINST	ABSTAIN	NON-VOTE

The amendment to the Bylaws to reduce the authorized number of directors to not less than three nor more than five	2,338,708	50,512	40,498	1,224,590

	VOTES
	FOR	AGAINST	ABSTAIN

The appointment of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. as independent auditors	3,598,404	26,612	29,292

Item 6.    The following exhibits are filed herewith:

10.1	—	Promissory note evidencing advance made to the Registrant

10.2	—	Promissory note evidencing advance made to the Registrant

The following exhibits have previously been filed by the Company:

3.1	—	Articles of Incorporation, as amended (1)

3.4	—	By-laws, as amended December 20, 1997 (2)

3.5	—	Amendment of By-laws effective March 14, 1978 (2)

3.6	—	Amendment to By-laws effective November 1, 1980 (3)

(1)     Filed as an Exhibit of the same number with the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on February 5, 1973, (Registrant No. 2-47005), and incorporated herein by reference.

(2)     Filed as Exhibits 3.4 and 3.5 with the Company’s Form 10-K Annual Report for the fiscal year ended September 30, 1978, filed with the Securities and Exchange Commission and incorporated herein by reference.

(3)     Filed as an Exhibit of the same number with the Company’s Form 10-K Annual Report for the fiscal year ended September 30, 1979, filed with the Securities and Exchange Commission and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Acts of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE PHARMACEUTICALS
(Registrant)

Date:	May 14, 2002	/s/RONALD G. LEE
Ronald G. Lee
Chairman of the Board, President and Chief Financial and Accounting Officer