Form 10QSB
period 2002-06-30
LEE PHARMACEUTICALS
filed 2002-08-14
CIK 58411

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of June 30, 2002 there were outstanding 4,135,162 shares of common stock of the registrant.

Transitional Small Business Disclosure Format (check one):

Yes  ☐  No  ☒

LEE PHARMACEUTICALS

BALANCE SHEET

JUNE 30, 2002

(Dollars in thousands)

(Unaudited)

Assets
Cash		$16

Accounts and notes receivable (net of allowances: $186)		669

Inventories (net of reserves: $255)
Raw materials	$1,971
Work in process	165
Finished goods	604
Total inventories		2,740

Other current assets		336
Total current assets		3,761

Property, plant and equipment (less accumulated depreciation and amortization: $5,282)		533

Intangibles and other assets (net of accumulated amortization: $2,082)		3,043

TOTAL		$7,337

See Accompanying Selected Information to Unaudited Condensed Financial Statements.

LEE PHARMACEUTICALS

BALANCE SHEET

JUNE 30, 2002

(Dollars in thousands)

(Unaudited)

LIABILITIES
Bank overdraft	$50
Notes payable – bank	722
Current portion - notes payable, other	1,270
Current portion - note payable related party	760
Accounts payable	1,359
Other accrued liabilities	336
Environmental cleanup liability	366
Due to related parties	899
Deferred income	108

Total current liabilities	5,870

Long-term notes payable to related parties	1,963
Long-term notes payable, other	1,757
Environmental cleanup liability - Casmalia Site	374
Deferred income	115

Total long-term liabilities	4,209

Total liabilities	10,079

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)

Common stock, $.10 par value; authorized, 7,500,00 shares; issued and outstanding, 4,135,162 shares	413

Additional paid-in capital	4,222

Accumulated (deficit)	(7,377)

Total stockholders’ (deficit)	(2,742)

TOTAL	$7,337

See Accompanying Selected Information to Unaudited Condensed Financial Statements.

LEE PHARMACEUTICALS

STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2002	2001	2002	2001

Gross revenues	$2,440	$2,074	$7,620	$7,157
Less: Sales returns	(202)	(71)	(648)	(619)
Cash discounts and others	(29)	(18)	(70)	(58)

Net revenues	2,209	1,985	6,902	6,480

Costs and expenses:

Cost of sales	1,136	1,072	3,499	3,311
Selling and advertising expense	805	510	2,205	1,796
General and administrative expense	281	313	896	859
Interest expense	193	182	559	603

Total costs and expenses	2,415	2,077	7,159	6,569

Income (loss) from operations	(206)	(92)	(257)	(89)

Other income	39	107	92	133

Net income (loss)	$(167)	$15	$(165)	$44

Per share:

Basic and diluted income (loss) per share	$(.04)	$.00	$(.04)	$.01

See Accompanying Selected Information to Unaudited Condensed Financial Statements.

LEE PHARMACEUTICALS

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended June 30,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$(165)	$44
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	130	128
Amortization of intangibles	356	362
(Decrease) in deferred income	(82)	(11)
(Gain) on disposal of property, plant, and equipment	(1)	(2)
Change in operating assets and liabilities:
Decrease in accounts receivable	222	425
(Decrease) increase in allowance for doubtful accounts and sales returns and allowances	(142)	52
(Increase) in inventories	(331)	(396)
Decrease (increase) in deposits	53	(55)
(Increase) in other current assets	(67)	(89)
Increase in accounts payable and accrued liabilities	351	467
Increase in due to related parties - accrued interest	45	73
(Decrease) in accrued royalties	—	(39)
Increase in deferred income and advance payment	—	350
Total adjustments	534	1,265
Net cash provided by operating activities	369	1,309

Cash flows from investing activities:
Additions to property, plant, and equipment	(101)	(53)
Proceeds from sale of equipment	1	7
Proceeds from sale of product brand	265	—
Acquisition of product brands	(660)	(199)
Increase in non-current deposit	—	(11)
Net cash (used in) investing activities	(495)	(256)

Cash flows from financing activities:
Proceeds from notes payable to related party	53	44
(Payments on) notes payable to related party	(133)	(135)
Decrease in due from related party	—	25
(Decrease) in notes payable	(283)	(142)
Proceeds from notes payable, other	1,365	750
Payments on notes payable, other	(830)	(1,329)
(Decrease) in bank overdraft	(35)	(275)
Net cash provided by (used in) financing activities	137	(1,062)

Net increase (decrease) in cash	11	(9)
Cash, beginning of period	5	12

Cash, end of period	$16	$3

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$497	$525
Taxes	$1	$1

See Accompanying Selected Information to Unaudited Condensed Financial Statements.

SELECTED FINANCIAL INFORMATION
SUBSTANTIALLY ALL DISCLOSURES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING
PRINCIPALS ARE NOT INCLUDED

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

3.               Use Of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

4.               Reclassification

Certain reclassifications have been made to the prior year financial statements to be consistent with the 2002 presentation.

5.               Impairment Of Long-Lived Assets And Long-Lived Assets To Be Disposed Of

The Company evaluates is long-lived assets, including goodwill and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment

SELECTED FINANCIAL INFORMATION
SUBSTANTIALLY ALL DISCLOSURES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING
PRINCIPALS ARE NOT INCLUDED

to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  If an asset is to be disposed of, it is reported at the lower of the carrying amount or fair value less costs to sell.  To date, there has been no impairment of long-lived assets.

6.               Earnings per share:

The Company has a simple capital structure, and there were no changes under the SFAS 128 methodology to the previously reported earnings (loss) per share amounts for any of the fiscal years.  Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding of 5,265,162 for the three and nine months ended June 2002 and 5,194,496 for the three and nine months ended June 2001.  Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect of stock options previously granted.  These differences in the weighted average number of shares outstanding for the calculation of basic and diluted earnings per share resulted in no differences in the earnings per share.

7.               Acquisitions:

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

On March 9, 2002, the Company purchased certain assets of product lines from Merz Pharmaceuticals LLC for $225,000 plus approximately $63,000 for inventory.  The product lines included Cankaid®, an oral antiseptic, Medicone®, a hemorrhoidal suppository, and Sayman®, an astringent cleansing bar.  The purchase price of $225,000 includes $200,000 for goodwill and $25,000 for a covenant not to compete.  The full $225,000 was remitted at closing.  In addition, the Company is obligated to pay a royalty as follows:  for the first twelve-month period following closing (i) twenty-five percent (25%) of the net sales of Medicone® and Sayman®; (ii) twenty-five percent (25%) of the net sales of the first 4,800 dozen sold of Cankaid®, and (iii) forty percent (40%) of the Cankaid® sold in excess of the first 4,800 dozen.  For the next two 12-month periods after closing (8 consecutive quarters), the royalty payments will be (i) twenty percent (20%) of the net sales of Medicone® and Sayman®; (ii) twenty percent (20%) of the net sales of the first 4,800 dozen sold per 12-month period of Cankaid®, and (iii) forty percent (40%) of the Cankaid® units sold in excess of the first 4,800 dozen per 12-month period.  Notwithstanding the above, no royalty shall be due on Lee’s sales of Cankaid® inventory with 10/02 or 11/02 expirations to closeout/dollar store/off-price retailers at wholesale prices of less than seventy cents ($.70).  The minimum royalty due is $75,000 per year for the next three years.  As of June 30, 2002, $33,542 of royalties related to the above agreement have been accrued.

On April 5, 2002, the Company purchased certain assets of the One Step at a Time®, a nicotine addiction withdrawal system, and lite’n® Up, a reusable cigarette filter, product lines from Category One Products, L.L.C., for $350,000 plus inventory.  A clause in the agreement stipulates that if certain customers delete one of the product lines, the purchase price will be adjusted downward.  The full $350,000 was remitted at the closing.  The $350,000 has been recorded as goodwill and is included in intangible assets.  The Company also acquired the rights to a royalty agreement for $100,000.  The Company is paying $4,000 per week for this royalty obligation.  As of June 30, 2002 the Company is paying $6,000 per week for inventory that is estimated to be $150,000 - $175,000 in value.  The final value of the inventory has not been determined as of the date of this report.

SELECTED FINANCIAL INFORMATION
SUBSTANTIALLY ALL DISCLOSURES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING
PRINCIPALS ARE NOT INCLUDED

On April 23, 2002, the Company purchased certain assets of product lines Unguentine®, an ointment for burns, and Unguentine® Plus, a first aid antiseptic and pain relieving cream, from U.S. Dermatologics, Inc.  The purchase price is $85,000 for a covenant not to compete and as yet an undetermined amount of inventory.  $25,000 of the purchase price was paid at closing and a Promissory note was signed for the remaining $60,000.  The note calls for a monthly payment of $3,000 plus interest at the highest prime rate published in the Wall Street Journal the prior month beginning June 15, 2002.  This agreement also calls for the Company to pay a 20% royalty annually, for a period of three years, on net sales of one of the products, with a minimum payment of $6,000.  As of June 30, 2002, no amount has been accrued for this royalty, as the Company sales have only been for the inventory purchased.

8.               Income taxes:

As of June 30, 2002, the Company had net operating loss (NOL) carryforwards of approximately $10,300,000 for Federal and $1,600,000 for California tax purposes which can be used to offset future Federal and California income taxes.  The differences in the state carryforwards relate primarily to the treatment of loss carryforwards and depreciation of property, plant and equipment.  The Federal carryforwards expire from 2005 through 2020; California expires from 2001 through 2005.  The Company has provided an allowance for the entire amount of the deferred asset applicable to the NOL.

9.               Other income:

For the nine months ended June 30, 2002, the Company realized a gain of approximately $82,000 related to the sale of the Klutch® product line.  The realized gain pertains to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of the Klutch® brand.  Also included in other income is $10,000 in property tax refunds paid in prior years.

The other income for the nine months ended June 30, 2001 consisted of $18,000 related to the sale of the Klutch® product line, $11,000 for the final amortization of the prior sale of two buildings, $11,000 for the sale of a trademark and $82,000 recorded as relief of debt, as well as gain from the sale of equipment.

Item 2.

Management’s Discussion and Analysis or Plan of Operations

Material Changes in Results of Operations

Three Months Ended June 30, 2002, and June 30, 2001

Gross revenues for the three months ended June 30, 2002, were $2,440,000, an increase of approximately $366,000, or 18%, from the comparable three months ended June 30, 2001.  The Company reported increased volume in several products. The primary increase in revenues was related to Lactona® ($65,000), depilatories ($33,000) and other over-the-counter (OTC) brands ($116,000).  In addition, the Company had added sales of newly acquired brands ($247,000) and the private label line of business ($253,500).  The above increases were partially offset by lower sales volume of existing brands namely; Lee® Lip-Ex® line of products ($95,000), nail category ($77,000), Aquafilter® ($50,000), and several personal care category of brands ($166,000).

Net revenues increased approximately $224,000, or 11%, for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001.  The Company reported increased volume in several products.  The primary increase in revenues was related to Lactona® ($65,000), depilatories ($72,000) and other OTC brands ($125,000).  In addition, the Company had added sales of newly acquired brands ($226,000) and the private label line of business ($247,400).  The aforementioned increases were partially offset by lower sales volume of existing brands namely; Lee® Lip-Ex® line of products ($95,000), nail category ($77,000), Aquafilter® ($50,000), and several personal care category of brands ($157,000).  Also, sales returns decreased approximately $21,000 or 9% when comparing the three months ended June 30, 2002 ($202,000) and the three months ended June 30, 2001 ($223,000).  During the quarter ended June 30, 2001, the Company made an adjustment lowering its sales returns and allowances reserve account by $152,000, bringing the balance shown for sales returns on the statement of operations to $71,000.

Cost of sales as a percentage of gross revenues was 47% for the three months ended June 30, 2002, as compared to 52% for the three months ended June 30, 2001.  The decreased cost of sales percentage was due to the product mix which was more favorable because the recently acquired brands had a lower cost of sales than the Company’s overall average.

Selling and advertising expenses increased $295,000, or 58%, when comparing the three months ended June 30, 2002 with the three months ended June 30, 2001.  The increase in expenses were due to the following factors: (1) increase in the bad debt expense ($99,000), (2) higher salesmen salaries and related fringe benefits due to the hiring of a higher salaried salesman who replaced lower salaried sales personnel plus added temporary help ($43,000), (3) increased freight costs ($39,000), (4) higher amortization expense as a result of recent product brand acquisitions ($33,000), (5) higher sales force commission/bonuses resulting from increased sales to convenience store accounts and private label business ($17,000), (6) added royalty expense from new acquisitions ($45,000), and (7) higher commission ($9,000) due to added manufacturer representatives covering territories that were previously open.

General and administrative expenses decreased $32,000, or 10%, when comparing the three months ended June 30, 2002, with the three months ended June 30, 2001.  This decrease included lower general legal fees ($16,000), reduction in general supplies expense ($20,000), and reduced building rental expenses ($10,000).  The rental income from subleasing three of the Company’s facilities, offsets the rental expense on the master lease.

Interest expense increased $11,000, or 6%, when comparing the three months ended June 30, 2002, with the three months ended June 30, 2001.  The increase was due to a higher borrowings (principal) from the Company’s related party.  The above was somewhat offset by a lower average prime interest rate (4.75% vs. 7.16%) in reference to certain loans which are tied to prime.

Material Changes in Results of Operations

Nine Months Ended June 30, 2002, and June 30, 2001

Gross revenues for the nine months ended June 30, 2002, were $7,620,000, an increase of approximately $463,000 or 6% from the comparable nine months ended June 30, 2001.  The increase in gross revenues was due to the higher sales volume of the Lee® Lip-Ex® line of products, the added volume of newly acquired brands along with the introduction of private label sales revenue.

The above increases were partially offset by the lower sales volume of depilatories ($86,000), Nosebetter® ($137,000), Take-Off® ($87,000) and other over-the-counter items.

Net revenues for the nine months ended June 30, 2002 were $6,902,000, an increase of $422,000 or 7% from the comparable nine months ended June 30, 2001.  The increase in net revenues was due to the higher sales volume of the Lee® Lip-Ex® line of products, the added volume of newly acquired brands along with the introduction of private label sales revenue.  The above increases were partially offset by the lower sales volume of depilatories ($128,000), Nosebetter® ($150,000), Take-Off® ($81,000), and other OTC items.  The Company’s sales returns increased $29,000 or 5% when comparing fiscal years 2002 and 2001.  The Company experienced the discontinuance of a few of its SKU’s (stock keeping units) at the retail store level in certain territories of the country.

Cost of sales as a percentage of gross revenues for the nine months ended June 30, 2002, as compared to the nine months ended June 30, 2001, remained consistant at 46%.

Selling and advertising expenses increased $409,000, or 23% when comparing the nine months ended June 30, 2002 with the nine months ended June 30, 2001.  The increase in expenses was due to the following factors:  1) increase in bad debt expense ($108,000), (2) higher salesmen salaries and related fringe benefits due to the hiring of a higher salaried salesman who replaced lower salaried sales personnel plus added temporary help ($82,000), (3) increased freight costs ($65,000), (4) higher sales force commissions/bonuses resulting from increased sales to convenience store accounts and private label business ($39,000), and (5) added commissions ($47,000) due to added manufacturer representatives covering territories that were previously open, and higher royalty expenses from new acquisitions ($45,000).

General and administrative expenses increased $37,000, or 4%, when comparing the nine months ended June 30, 2002, with the nine months ended June 30, 2001.  The increase in expense was related to higher consulting service fees ($42,000), increased general supplies expense ($31,000) and higher costs related to stockholders meeting, annual reports, etc. ($9,000).  The above increases were partially offset by lower general legal fees ($29,000) and reduced building rental expenses ($23,000).  The rental income from subtenants, subleasing three of the Company’s facilities, offsets the rental expense on the master lease.

Interest expense decreased $44,000, or 7%, when comparing the nine months ended June 30, 2002, with the nine months ended June 30, 2001.  The decrease was due to lower average prime interest rate (4.86% vs. 8.44%) in reference to certain loans which are tied to prime.

Liquidity and Capital Resources

At June 30, 2002, working capital was a negative $2,109,000 compared with a negative $1,750,000 as of September 30, 2001.  The ratio of current assets to current liabilities was .6 to 1 at June 30, 2002, and .7 to 1 at September 30, 2001.  The increase in the Company’s negative working capital was primarily due to a decrease in accounts receivable and an increase in the current portion of long term borrowings and accounts payable.

The Company has an accumulated deficit of $7,377,000.  Although the Company experienced nominal net income in fiscal years 2000 and 2001, past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they become due, raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

On April 24, 2002, the RWQCB notified the Company that the detection of emergent chemicals in groundwater, above State and Federal maximum containment levels or action levels, has caused the RWQCB and the EPA to reassess the threat posed to groundwater resources used for domestic supply.  The RWQCB directed the Company to test for the presence of emergent chemicals in its groundwater monitoring wells.  The groundwater monitoring analytical results were due by July 15, 2002.  On May 24, 2002, the Company informed RWQCB that it could not comply with the requirement to conduct groundwater sampling due to ongoing financial difficulties.

On July 8, 2002, the RWQCB sent a “Second Notice of Violation” to the Company directing the Company to comply with the requirement to prepare a groundwater remedial action plan (RAP).  The Company previously notified the RWQCB that it could not comply with the requirement to submit a RAP because of ongoing financial difficulties.  The RWQCB requested that the Company submit certain financial information by July 29, 2002 to “substantiate any alleged financial losses and determine whether any suspension of implementating the...(Cleanup and Abatement Order) is warranted.”  The Company has received an extension to submit the required financial information to August 19, 2002.  The Company may be liable for all or part of the costs of remediating the contamination on its property and could be subject to enforcement action by the RWQCB, including injunctive and civil monetary remedies.

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

As of June 30, 2002, no additional amounts have been incurred and no settlements have been reached.

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

Item 6.                                     The following exhibits are filed herewith:

10.1 -   Promissory note evidencing advance made to the Registrant

10.2 -   Promissory note evidencing advance made to the Registrant

10.3 -   Promissory note evidencing advance made to the Registrant

10.4 -   Promissory note evidencing advance made to the Registrant

10.5   -   Promissory note dated April 23, 2002, betwen Lee Pharmaceuticals and U.S. Dermatologics, Inc.

The following exhibits have previously been filed by the Company:

3.1   -   Articles of Incorporation, as amended (1)

3.4   -   By-laws, as amended December 20, 1997 (2)

3.5   -   Amendment of By-laws effective March 14, 1978 (2)

3.6   -   Amendment to By-laws effective November 1, 1980 (3)

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

LEE PHARMACEUTICALS
(Registrant)

Date:	August 14, 2002	RONALD G. LEE
Ronald G. Lee
Chairman of the Board, President and Chief Financial and Accounting Officer