Form 10KSB
period 2002-09-30
LEE PHARMACEUTICALS
filed 2002-12-30
CIK 58411

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-7335

LEE PHARMACEUTICALS

(Name of small business issuer in its charter)

CALIFORNIA	95-2680312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1444 SANTA ANITA AVENUE, SOUTH EL MONTE, CALIFORNIA	91733
(Address of principal executive offices)	(Zip code)

ISSUER’S TELEPHONE NUMBER: (626) 442-3141

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT

Title of Each Class	Name of Each Exchange on Which Registered

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

Yes    ☒            No    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year:  $10,154,000 Gross

As of the close of business on November 30, 2002, the aggregate market value of Lee Pharmaceuticals common stock held by nonaffiliates was $175,843.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  Common stock, par value $.10; 4,135,162 shares outstanding as of the close of business on November 30, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

PART I

ITEM 1.                                  DESCRIPTION OF BUSINESS.

The Company is engaged in the development, purchase, manufacture, and marketing of consumer personal care products and professional dental products, all of which are targeted for the improved well-being of the human body.  The Company’s business is directed to two main areas:  (a) the development and marketing of a range of consumer products including over-the-counter items, health and beauty aids, cosmetics and prescription drug products containing controlled substances and (b) the manufacture and sale of materials and supplies for use in the professional dental health field.  For all years presented, revenues, operating results and identifiable assets of the consumer products group were in excess of 93% of total Company operations.

The Company’s executive offices are located at 1444 Santa Anita Avenue, South El Monte, California 91733, and its telephone number is (626) 442-3141. The Company  was incorporated in April 1971 as a California corporation.

Consumer products segment

The Company manufactures and sells lip balm, lip gloss, hair removal products, antacid tablets, nasal care products, artificial fingernail extenders and related fingernail products, a variety of over-the-counter items and prescription drug products.  The Company’s product lines have been developed internally or by outside product line acquisitions.

In fiscal 2000, the Company continued the expansion of the Lee® Lip-Ex® line to include 6 new “fun” flavored SPF 15 sticks.  In addition, a new line of 6 “fun” flavored sticks called Lee® Sippers® Lip Gloss was introduced.  The target markets include women and teenagers.  On Novemer 15, 1999, the Company purchased Cope®, a tension headache relief tablet, and Astring-o-Sol®, a concentrated mouthwash, from U.S. Dermatologics, Inc.  In addition, on January 31, 2000, the Company acquired Serutan®, toasted granules, a bulk-forming laxative, from Numark Laboratories, Inc.

On October 30, 2000, the Company acquired the Sloans® Liniment hand pain relief medication from C.B. Fleet Co., Inc.  On February 12, 2001, the Company purchased the Black Draught® laxative product line from The Monticello Companies, Inc.  On August 22, 2001, the Company acquired the DeWitt’s® analgesic pills for backache and joint pain relief from The Monticello Companies, Inc.  Subsequent to fiscal year end 2001, the Company exercised an option to resell the product line back to The Monticello Companies, Inc.  Also, during fiscal 2001, the Company expanded its private label offerings to include several major grocery chains, drug wholesalers and retail chains.

The Consumer Products Division of Lee Pharmaceuticals continues as the major revenue contributor to the Company.  In fiscal 2002, the Lee Consumer Products Division generated approximately 95% of the Company revenues.  The senior management team envisions the continued growth and importance of this division and has put in place resources for further development.

In fiscal 2002, the Consumer Products Division continued the emphasis on gaining product distribution and product line diversification.  This diversification was twofold.  First, through the development of private label (store brands) for major chain accounts (Wal-Mart, Eckerd, Duane Reade, CDMA) in the USA and ,secondly, through acquisitions of products complementary to the existing Lee Pharmaceuticals’ products.

The primary strategy for fiscal 2002 was to continue to establish a solid foundation to further build sales volume in retail establishments.  This was accomplished by targeting new trade classes, expanding sales globally and replacing older, lower sales volume products.

In fiscal 2002, the Company’s marketing department expanded the following product categories:

Oral Care Products

The Company continued the expansion of the lip care category by providing key chain account retailers with their own label of lip conditioners.  This strategy has allowed the Company to partner with accounts in other categories.  In addition, the Company again promoted two flavors of the Lee® Sippers® Lip Gloss specifically for the Christmas holiday season.

Cough and Cold Products

The Company has provided major chain retailers with their own private label of saline nasal spray.  The Company will continue to pursue this strategy in the future.

During fiscal 2002, the Company once again expanded its over-the-counter category of products by way of two acquisitions.  On March 9, 2002, the Company acquired from Merz Pharmaceuticals the following brands: Cankaid® (oral antiseptic liquid), Medicone® (hemorrhoidal ointment), Medicone® (hemorrhoidal suppository), Sayman® (dry skin bar with lanolin, Sayman® (oily skin bar with witch hazel) and Sayman® (salve).  Also, on April 5, 2002, the Company acquired from Numark Laboratories, Inc. the following brands:  One Step at a Time® (nicotine addiction withdrawal system) and lite’n® Up (reusable cigarette filter).

On April 23, 2002, the Company acquired from U.S. Dermatologics, Inc. the following brands: Unguentine® (ointment for burns) and Unguentine® Plus (first aid antiseptic and pain relieving cream).

All of the products within these acquired product lines currently enjoy distribution in retail outlets across the United States, distribution and sales levels that the Company hopes to expand under the sales and marketing expertise of Lee Pharmaceuticals.

Internal and external diversification efforts carried out by the Company’s Consumer Products Division contributed long term opportunities for the Company during fiscal 2002.  This effort has added sales volume in brand categories which were nonexistent in prior Company history, continued expansion efforts into convenience, independent novelty stores and dollar stores, and expanded the Company product line into global markets.

The Company sold Astring-o-Sol® (concentrated mouthwash) to Oakhurst Products on July 31, 2002.

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

The Company continues to expand its product line via a combination of acquisitions and in-house development activity.  The Company’s consumer products line is no longer restricted solely to the cosmetics business.

Regulation of consumer products

The Company’s consumer products are regulated by the Food and Drug Administration.  The regulations deal principally with consumer safety and with the effectiveness of the products for the purposes for which they are proposed to be used.  For many years, the regulations were applied only in cases of adulteration or misbranding.  Under the Fair Packaging and Labeling Act (1966), the FDA has moved to require new labeling data as to ingredients for all consumer products.

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

To the extent the Company’s products are marketed in foreign countries, foreign laws are applicable as well as FDA regulations which control export of cosmetics.  To date, where regulations have been established by foreign ministries of health which differ from those established in the United States, the Company has been able to make acceptable substitutions.  As a result, marketing of the products has not been significantly impeded by foreign regulations.

Material Safety Data Sheets (MSDS) are available on all its consumer finished products.  The MSDSs are supplied to the Company’s customers upon request.

All products for export shipped by air or sea which contain listed hazardous materials meet United Nations Standards as of January 1991.  The requirements are based on the U.N.’s performance-oriented packaging (POP) specifications found in the “Transport of Dangerous Goods” commonly called “The Orange Book”.

Dental products segment

From its inception in 1971 through 2002, the Company at various times introduced dental products designed to satisfy specific material or supply requirements of the practicing dental professional and of the orthodontic specialist.

Its dental product line consists of a variety of restorative materials (filling materials, core build up materials), Beta Quartz glass ceramic inserts, splints, orthodontic brackets, Maryland bridge adhesives, and enamel and dentin bonding materials and related products.

Dental marketing in the United States

The Company markets its dental and orthodontic products in the United States through telephone solicitation, direct mail, and dental dealers.  The Company plans and executes its own marketing programs.

Dental marketing outside the United States

The Company markets dental products outside the United States through foreign dental distributors who either solicit individual dentists and orthodontists and sell the Company’s products to them directly for use in the treatment of their patients, or sell through local dealers whom they engage to sell the Company’s products on their behalf.  The Company plans and executes its own international marketing programs and regularly displays its dental products at international conventions by way of its distributors.

Dental competition

The dental preventive and restorative materials industry is highly competitive, and the Company’s market share in the total industry is insignificant.  The Company competes with larger corporations which have greater financial resources.

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

As required by the FDA, the Company observes certain procedures and policies in the manufacture, quality control, and after-sale monitoring of performance for its products.  Although the various criteria to be used by the FDA in regulating devices have not been finalized, the Company believes that all of its products and procedures comply with all current and anticipated device regulations.  Over half the Company’s products fall into the FDA’s Class II classification which requires that those products must meet certain performance standards.  The Company believes that all affected products meet all current performance standards.

For those products placed in Class II, final marketing approval from the FDA is contingent on final acceptance of the Panel’s findings and on development of standards (in large part being done by the American Dental Association).  It is expected that, based upon current available information, most of the Company’s products will meet the standards currently anticipated; for the products that do not meet the standards, the Company will have to submit adequate data directly to the FDA.  Failure to gain approval by the FDA could impede the marketing of these devices to the point of removal from the market until such time as clearance is obtained.

Other governmental regulations

To the extent the Company’s products are marketed in foreign countries, the Company believes it has complied with the laws of such countries, and with the FDA regulations which control export of devices.  In those countries which ban use of certain ingredients, the Company has reformulated certain of its products to meet the specifications of that particular country.

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

The Company elected to have two of its major dental brands obtain the CE markings in order to continue to distribute those brands throughout Europe.  The Company received the CE Markings on Prosthodent® and Insta-Bond®.

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

Applicable to All Segments

Foreign and Domestic Operations and Export Sales

	Year ended September 30
	2002	2001	2000
	(000)	(000)	(000)

United States export sales (except Canada)	$253	$224	$276
United States domestic sales (including Canada)	$9,901	$9,253	$9,586

Research program

The Company focuses on brand acquisitions rather than extensive internal research and development.  Effective July 1996 the Company eliminated its internal research and development department, and decided that future testing and research, that cannot be absorbed by its quality assurance and production control departments, will be placed outside the Company.  The Company follows the policy of expensing all research and development costs when incurred.  The Company did not have any internal research and development expenses during fiscal years September 30, 2002 and 2001.

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

The Company has CE Certifications on two dental products which are distributed in Europe: Prosthodent® Core Build Up Material and Lee Insta-Bond® Orthodontic Bracket Adhesive.

Effective November 23, 1998, the Company applied for and was granted a Controlled Substance License with the Drug Enforcement Agency (DEA).  The license is issued for one year and grants the Company the right to distribute prescription drug products containing controlled substance (s).  As of March 26, 2002, the Company’s DEA license was renewed.

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

On July 8, 2002, the RWQCB sent a “Second Notice of Violation” to the Company directing the Company to comply with the requirement to prepare a groundwater remedial action plan (RAP).  The Company previously notified the RWQCB that it could not comply with the requirement to submit a RAP because of ongoing financial difficulties.  The RWQCB requested that the Company submit certain financial information by July 29, 2002 to “substantiate any alleged financial losses and determine whether any suspension of implementing the...(Cleanup and Abatement Order) is warranted.”  The Company has received an extension to submit the required financial information to August 19, 2002. The Company submitted the requested financial information on August 16, 2002.  As of the date of the financial statements, no response has been received.  The Company may be liable for all or part of the costs of remediating the contamination on its property and could be subject to enforcement action by the RWQCB, including injunctive and civil monetary remedies.  As of the date of the financial statements, the Company’s share of the costs have not been determined.

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

By letter dated November 13, 2000, the Company was notified that the City of Monterey Park, San Gabriel Valley Water Company and Southern California Water Company intend to bring suit under the Safe Drinking Water and Toxic Enforcement Act of 1986 alleging that the Company has knowingly released volatile organic compounds in the soil and shallow groundwater beneath the Company’s property between at least on or before November 8, 1996 and the present and has failed to promptly clean up all of the contamination.  As of the date of this report, the Company has not been served with this lawsuit.

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

The Company was notified by the EPA that the Company may have potential liability for waste material it disposed of at the Casmalia Disposal Site (“Site”) located on a 252 acre parcel in Santa Barbara County, California.  The Site was operational from 1973 to 1989, and over 10,000 separate parties disposed of waste there.  The EPA stated that federal, state and local governmental agencies along with the numerous private entities that used the Site for waste disposal will be expected to pay their share as part of this settlement.  The U.S. EPA is also pursuing the owner(s)/operator(s) of the Site to pay for Site remediation.  The EPA has a settlement offer to the Company with respect to the Site for a cost of $373,950.  The Company accrued a $374,000 charge in the first quarter of fiscal 1999 with respect to this possible liability.  The Company has elected to file for relief from these obligations under the financial hardships option in the EPA’s response form.  The Company, the EPA and certain PRPs have entered into an agreement tolling the applicable statutes of limitation.  The Company has been notified by the EPA that their request for a waiver, due to financial hardship, was “partially granted.”  Improvements in the bidding process has lowered the Company’s estimated share down to $245,000 (from $374,000) and of that, the EPA was requesting that the Company pay $113,000, as a result of their findings on the application for waiver due to financial hardship.  The Company is considering the EPA’s request.

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

As of September 30, 2002, no additional amounts have been incurred and no settlements have been reached.

Other regulations

During the last several years, several state, local and federal agencies have finalized or proposed regulations relating to hazardous materials. These include Los Angeles County Hazardous Materials Business Plan, California and federal OSHA “right to know” laws, EPA “community right to know” laws and Extremely Hazardous Substance Regulations, Los Angeles County’s program for monitoring and closing underground tanks, the California Safe Drinking and Toxic Enforcement Act of 1986 (Prop 65), California Connelly-Sterling Toxic Hot Spots Information Act  and AQMD’s New Source of Carcinogenic Air Contaminants (Rule 1401).  The Company believes it is in compliance with these regulations that are in effect and is anticipating it will be in compliance with those of these acts yet to be finalized.

The Internal Standards Organization in September 1996 released specifications (ISO 14000) for companies to use as guidelines in reducing worldwide contamination and improving on recycling operations.  The Company believes that demonstrating that the Company meets these specifications is good citizenship and also in time will be necessary for international trade.  The Company has not yet applied for an ISO 14000 rating due to the burden of other environmental matters outlined above.

Employees

The Company’s work force of 102 presently includes 34 permanent employees, both salaried and hourly, and 68 personnel leased through employment agencies.

Other

The Company is not dependent upon any one supplier for any important raw material item.  Most raw material items are commodities and readily available in the market.  In most instances, the Company utilizes two or more suppliers to furnish raw materials as needed.  Sources are believed to be sufficient to satisfy current and anticipated needs.

Demand for some of the Company’s principal product lines is not seasonal.  The depilatory line of products is, however, generally seasonal, with demand significantly higher during the spring and summer months.

Although the Company does not believe that it is dependent upon any one customer or distributor, a customer accounted for 12% and 10% of the Company’s net revenues during fiscal 2002 and 2001, respectively.  No other customer accounted for 6% or more of the Company’s net revenues for those fiscal years.

Backlog is not a significant factor in the Company’s business.  Most orders are filled immediately and in any event, are cancelable under certain conditions.  There are no material contracts with distributors.

Consumer Products Division returns must include proof of purchase, sales receipt and a written explanation of the reason for the return.  The Company generally provides credits for replacement of product, however, on occasion it may provide a cash refund.

In addition, discontinued or overstocked items may be returned once the customer receives a computer printed “return authorization” and “shipping labels” for full case stock of factory fresh product to be sent freight prepaid to the Company’s warehouse.  The customer will not receive credit for additional merchandise that may have been added to the return.

The Company’s sales return policy for the Dental Division, is as follows: “products returned to Lee Pharmaceuticals for credit must be sent postage paid and within 90 days of purchase”.  Defective merchandise can be replaced free of charge at any time prior to the date of expiration.  Excessively used or improperly stored merchandise is not eligible for replacement.

ITEM 2.                                  DESCRIPTION OF PROPERTY.

The Company occupies, through ownership or lease, seven buildings on contiguous lots in South El Monte, California. The Company owns the following:

Address	Approximate square footage	Usage

1428 Santa Anita Avenue	10,400	Chemical processing and filling

The Company leases the following:

Address	Approximate square footage	Aggregate annual rental		Lease expiration date	Usage

1434 Santa Anita Avenue	11,200	$62,748	*	11/30/2005	Inventory control, personnel, data processing, accounting offices and dental production/shipping.

1460 Santa Anita Avenue (1)	14,560	81,576	*	11/30/2005	Effective January 15, 1996, the building was subleased.

1470 Santa Anita Avenue (2)	8,400	47,062	*	11/30/2005	Effective July 16, 1996, the building was subleased.

1500 Santa Anita Avenue	17,600	98,604	*	11/30/2005	Warehouse, consumer packaging operations, injection molding and corrugated printing.

1516 Santa Anita Avenue	17,600	98,604	*	11/30/2005	Sales/marketing offices, purchasing, consumer shipping, and warehouse.

1444 Santa Anita Avenue (3)	9,800	73,800	*	11/30/2005	Executive office, consumer production, quality control and bottle printing.

1427 Lidcombe Avenue	6,000	33,616	*	11/30/2005	Maintenance and chemical processing (rear building).

1425 Lidcombe Avenue	6,000	33,616	*	11/30/2005	Chemical processing and packaging.

1445 Lidcombe Avenue (3) (4)	9,200	69,288	*	11/30/2005	Manufacturing and packaging.

*                 Revised biannually for consumer price index change.

(1)          The Company entered into a sublease agreement, effective December 1, 2000, which expires November 30, 2002.  The gross annual rental income is $87,360.  This lease has been extended for one year and will expire November 30, 2003.

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

(4)          Effective June 7, 2002, the month-to-month sublease which had been in effect was terminated, and the Company began using the building for its own operations.

All of the Company’s business segments use the properties owned or leased by the Company except for 1470 Santa Anita Avenue (sublease expires November 30, 2005) and1460 Santa Anita Avenue (sublease expires November 30, 2003).

The Company has a right of first refusal to acquire most of the buildings which it leases.

The Company believes that its existing facilities are adequate to enable it to continue to produce its products at their present volume together with any moderate increases thereto.

ITEM 3.                                  LEGAL PROCEEDINGS.

The Company is a party to an action entitled Carma Laboratories, Inc. v. Lee Pharmaceuticals filed in the United States District Court for the Eastern District of Wisconsin.  Plaintiff claims that lip balm products sold by the Company under the names Lip-Ex® and Equate® Lip Balm are sold in jars with trade dress that infringes plaintiff’s trade dress on its Carmex® brand lip balm sold in white jars with yellow lids.  Plaintiff claims unfair competition and trademark infringement under the federal Landham Act and common. law.  Plaintiff seeks injunctive relief against the continued selling by the Company of lip balm which incorporates trade dress which plaintiff claims to be confusingly similar to its white jar with yellow lid and also seeks other equitable relief.  Plaintiff seeks damages in an unstated amount and the Company’s profits on the allegedly infringing merchandise.  The Company has answered the complaint, denied the material allegations thereof, and asserted affirmative defenses and two counterclaims.  The first counterclaim seeks to invalidate Carma’s alleged trademark for its trade dress (i.e., white jar with a yellow lid).  The second counterclaim seeks to hold the plaintiff’s alleged trademark for its trade dress to be unenforceable.  The Company intends vigorously to defend this action and pursue its counterclaims.

In addition, in the ordinary course of its business, the Company is involved from time to time in litigation.  In the opinion of management of the Company none of that litigation currently pending will have a material effect on its business or financial condition.  See Item I – “Applicable to All Segments - Environmental protection regulation and litigation” for additional information concerning certain environmental litigation.

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

PART II

ITEM 5.                                  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company’s Common Stock trades on the electronic over-the-counter bulletin board under the trading symbol LPHM.  For the two most recent fiscal years, its shares have closed at high and low trading prices as follows:

	QTR	High	Low
FY 2002	1Q	$.1600	$.1100
	2Q	.2400	.1700
	3Q	.2400	.1200
	4Q	.2400	.0800
FY 2001	1Q	$.2100	$.1575
	2Q	.2000	.1500
	3Q	.1800	.1300
	4Q	.1600	.1300

There were approximately 721 shareholders of record of the Company’s Common Stock as of the close of business on September 30, 2002.

The Company has not paid any cash dividends and has no present intention of paying cash dividends in the foreseeable future.

ITEM 6.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Fiscal years ended September 30, 2002, and September 30, 2001

In fiscal 2002, net revenues increased 9% to $9,226,000 from $8,469,000 in fiscal 2001.  The increase in net revenues was primarily attributed to higher sales volume associated with the Lee® Lip-Ex® lip balm ($415,000) along with the volume from the private label ($492,000) segment.  In addition, the Company experienced added volume from the newly acquired brands such as:  One Step at a Time®, Medicone®, Cankaid® and Sayman® (totaling $456,000).  The increase in net revenues was partially offset by lower sales volume generated from depilatories ($143,000), Nosebetter® ($167,000), Take-Off® ($115,000) and other over-the-counter items ($246,000).  The  Company’s sales returns decreased approximately $80,000 or 8% when comparing fiscal years 2002 and 2001.  The Company continued to experience the discontinuance of a few of the Company’s  SKUs (stock keeping units) at the retail store level.  The expansion into the private label business segment along with the continued growth of the convenience store distributors and dollar stores has been positive.

Cost of sales as a percentage of gross revenues for fiscal 2002 and 2001 was 49% and 46%, respectively.  The higher cost of sales percentage in fiscal 2002 was due to a change in the product mix and lower priced commodity-type goods with an accompanying higher cost of goods attached to them, thereby generating lower gross margins on sales of these related products.  The lower gross margin goods include, but are not limited to, the Lee® Lip-Ex® lip balm category plus private label business.  In addition, the Company incurred increased direct labor costs as a result of a rise in the minimum hourly wage ($6.75 effective January 1, 2002 versus $6.25).

Selling and advertising expenses increased $399,000 or 17% when comparing fiscal years 2002 and 2001.  The increased expenses were primarily due to the following factors: (1) higher salesmen salaries and related fringe benefits due to the hiring of a higher salaried salesman who replaced lower salaried sales personnel plus added temporary help ($98,000), (2) increased salaries and wages along with related fringe benefits, the result of overall merit raises ($26,000), (3) higher sales force commissions/bonuses resulting from increased sales to convenience store accounts and private label business ($62,000), (4) added commissions ($57,000) due to added manufacturer representatives covering territories that were previously open, (5) increased freight costs ($68,000), (6) increased bad debt expense ($138,000), (7) increased convention/show expense ($23,000), (8) higher premiums related to insurance coverage ($22,000), (9) added royalty expense from new product line acquisitions ($80,000) and (10) higher sales aids and materials/supplies expenses ($27,000).  The above increases were partially offset by lower amortization expense ($238,000) due to a new accounting pronouncement requiring only intangible assets with finite useful lives to continue to be amortized over their useful lives.

General and administrative expenses increased $14,000 or 1% when comparing fiscal years 2002 and 2001.  This increase was principally due to higher MIS (Management Information Systems) expenses for consulting services ($60,000).  This was partially offset by lower legal fees ($34,000).

Financial Accounting Standards No. 142 (FAS-142) became effective for the Company on October 1, 2001.  FAS-142 requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized; however, these assets must be tested at least annually for impairment.  FAS-142 also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification under the new requirements.  In connection with the adoption of FAS-142, the impairment test required the Company to record an impairment charge of $659,000 for the year ended September 30, 2002.

Interest expense decreased $13,000 or 2% when comparing fiscal years 2002 and 2001.  The decrease was due to a lower average prime rate (4.83% versus 8.08%) in reference to certain loans which are tied to prime.  Although the interest expense decreased from fiscal 2001 to fiscal 2002, there were four new loans at a higher interest rate which are not tied to prime.  Also, the Company’s overall borrowings level increased during fiscal 2002 when compared to fiscal 2001.

Other income increased $94,000 or 134% to $164,000 when comparing fiscal years 2002 and 2001, respectively.  This significant increase was attributed to the deferred income recognized from the sale of two of the Company’s prior (November 1999 and September 1997) product line acquisitions along with property tax refunds.

Liquidity and capital resources

Working capital was a negative $l,883,000 at September 30, 2002, as compared with a negative $1,750,000 at September 30, 2001.  The decrease in working capital of $133,000 was basically due to an increase in current liabilities of $405,000 (accounts payable).  This increase was partially offset by a $207,000 increase in accounts receivable.  The ratio of current assets to current liabilities was .7 to 1 at September 30, 2002 and September 30, 2001.

In comparing fiscal years 2002 and 2001, accounts receivable turnover increased (10.1 versus 9.2) and the number of day’s sales were in average accounts receivable improved (30 days versus 33 days).  This data was relatively constant during fiscal years 2002 and 2001 due to continued collection efforts.  Accounts payable as a percentage of total costs and expenses was 14% in fiscal 2002 versus 12% in fiscal 2001.

Effective April 23, 2002, the Company renewed its accounts receivable financing, maturing May 2004, whereby 70% of the eligible domestic accounts receivable, not to exceed the greater of $1,400,000 or $1,400,000 less amounts advanced on inventory, can be advanced.  The agreement is renewable for successive one year periods thereafter.  Also, the agreement requires minimum monthly interest of $3,000 with an interest rate of 8% above Union Bank of California’s prime rate.  The financing agreement includes a $300,000 term loan on inventory which is incorporated in the working capital line of credit above.  The inventory term loan requires monthly payments of $5,000 with an interest rate of 8% above Union Bank of California’s prime rate.  As of September 30, 2002, the inventory term loan principal balance was $215,000 and is being paid down to $100,000 at the rate of $5,000 per month.  The $100,000 will be due when the financing agreement matures.  Additionally, there is a separate $400,000 term loan on the Company’s equipment.  As monthly payments are made to reduce the equipment term loan balance, the Company, from time to time, as needed, can request additional financing for new and used equipment at 80% of the purchase price.  As of September 30, 2002, the equipment term loan balance was $362,000.  This equipment financing is secured by a security interest in all of the Company’s assets and requires monthly payments of $19,166 plus interest at Union Bank of California’s prime rate plus 8%.  The continuing personal guarantee by the Company’s President, of obligations of the Company, remains in force.

During fiscal 2002, the Company financed the acquisition of three new product lines.  The debt incurred for the financing of these product lines was $1,100,000 at an interest rate ranging from 20% to 24%.

See “Business - Applicable to All Segments - Environmental protection regulation and litigation” for a description of certain environmental matters relating to the Company.

The Company has an accumulated deficit of $8,123,000.  The Company’s past recurring losses and fiscal 2001 and 2000’s nominal profits from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

The Company does not believe that inflation had a significant impact on its operations during fiscal years 2002 and 2001.

ITEM 7.                                  FINANCIAL STATEMENTS.

All schedules not filed or included herein are omitted either because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.

CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

of Lee Pharmaceuticals

We have audited the accompanying balance sheet of Lee Pharmaceuticals (a California corporation) as of September 30, 2002, and the related statements of operations, stockholders’ (deficit), and cash flows for each of the years in the two-year period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lee Pharmaceuticals as of September 30, 2002, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not shown a trend for generating sufficient net income and cash flow from normal operations.  Those conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12 to the financial statements, the Company is named in several environmental remediation actions.  Although the Company has accrued a liability in the amount of $740,000, the total costs of these actions cannot be presently determined.  The total amount of expense relating to this issue is $860,000.

CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.

Caldwell, Becker, Dervin, Petrick & Co., L.L.P.

Woodland Hills, California

December 12, 2002

20750 Venura Boulevard, Suite 140 • Woodland Hills, CA 91364

(818) 704-1040 • (323) 873-1040 • FAX (818) 704-5536

LEE PHARMACEUTICALS

BALANCE SHEET

(rounded to thousands)

SEPTEMBER 30, 2002

ASSETS

CURRENT ASSETS:
Cash	$26,000
Accounts receivable, less allowance for doubtful accounts of $40,000 and sales returns allowance of $158,000	1,086,000
Inventories	2,418,000
Deposits	321,000
Other current assets	183,000
Total current assets	4,034,000

Property, plant and equipment, at cost:
Land	49,000
Building	217,000
Machinery and equipment	5,197,000
Leasehold improvements	377,000
5,840,000
Less accumulated depreciation and amortization	(5,322,000)
Net property, plant and equipment	518,000
Other assets:
Intangible assets, net of accumulated amortization of $1,957,000 and impairment of $659,000	2,290,000
Non-current deposits	46,000
Total other assets	2,336,000

Total	$6,888,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Bank overdraft	$73,000
Notes payable - finance company	947,000
Current portion - notes payable, other	1,014,000
Current portion - note payable related party	790,000
Accounts payable	1,316,000
Accrued liabilities	358,000
Environmental cleanup liability	366,000
Due to related parties - accrued interest	902,000
Deferred income	151,000
TOTAL CURRENT LIABILITIES	5,917,000

Long-term notes payable - finance company	287,000
Long-term notes payable to related parties	1,889,000
Long-term notes payable, other	1,734,000
Environmental cleanup liability - casmalia site	374,000
Deferred income	175,000
Total liabilities	10,376,000

Commitments and contingencies

Stockholders’ (deficit):
Common stock, $.10 par value; authorized 7,500,000 shares; issued and outstanding, 4,135,162 shares	413,000
Additional paid-in capital	4,222,000
Accumulated (deficit)	(8,123,000)
Total stockholders’ (deficit)	(3,488,000)

Total	$6,888,000

The accompanying notes are an integral part of the financial statements.

LEE PHARMACEUTICALS

STATEMENTS OF OPERATIONS

(rounded to thousands)

FOR THE YEARS ENDED SEPTEMBER 30,

	2002	2001

Gross revenues	$10,154,000	$9,477,000
Less: Sales returns, discounts and allowances	(928,000)	(1,008,000)

Net revenues	9,226,000	8,469,000

Costs and expenses:
Cost of sales	4,999,000	4,386,000
Selling and advertising	2,711,000	2,312,000
General and administrative	1,156,000	1,142,000
Intangible impairment loss	659,000	—

Total costs and expenses	9,525,000	7,840,000

Operating income (loss)	(299,000)	629,000
Interest expense	(777,000)	(790,000)
Gain on sale of fixed assets	1,000	14,000
OTHER INCOME	164,000	70,000

NET (LOSS) BEFORE EXTRAORDINARY ITEM	(911,000)	(77,000)
Extraordinary item	—	124,000

Net income (loss)	$(911,000)	$47,000

Per share:
Basic (loss) per share before extraordinary item	$(.22)	$(.02)
Extraordinary item	—	.03
Basic (loss) income per share	$(.22)	$.01

The accompanying notes are an integral part of the financial statements.

LEE PHARMACEUTICALS

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

(rounded to thousands)

FOR THE YEARS ENDED SEPTEMBER 30,

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Total
	Number of Shares	Amount

Balance at September 30, 2000	4,135,162	$413,000	$4,222,000	$(7,259,000)	$(2,624,000)

Net income				47,000	47,000

Balance at September 30, 2001	4,135,162	413,000	4,222,000	(7,212,000)	(2,577,000)

Net (loss)				(911,000)	(911,000)

Balance at September 30, 2002	4,135,162	$413,000	$4,222,000	$(8,123,000)	$(3,488,000)

The accompanying notes are an integral part of the financial statements.

LEE PHARMACEUTICALS

STATEMENTS OF CASH FLOWS

(rounded to thousands)

FOR THE YEARS ENDED SEPTEMBER 30,

	2002	2001
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(911,000)	$47,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	170,000	170,000
Amortization of intangibles	231,000	487,000
Intangible impairment loss	659,000	—
(Gain) on disposal of property, plant, and equipment	(1,000)	(14,000)
Other loss	—	1,000
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(208,000)	365,000
(Decrease) in allowance for doubtful accounts and sales returns and allowances	(129,000)	(17,000)
Decease (increase) in inventories	201,000	(191,000)
(Decrease) increase in inventory reserve	(210,000)	69,000
(Increase) decrease in deposits	(42,000)	112,000
(Increase) decrease in other current assets	(140,000)	60,000
Increase in accounts payable and accrued liabilities	330,000	25,000
Increase in due to related parties-accrued interest	48,000	121,000
(Decrease) in accrued royalties	—	(39,000)
(Decrease) increase in deferred income and advance payment	(119,000)	294,000

Net cash (used in) provided by operating activities	(121,000)	1,490,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(125,000)	(201,000)
Proceeds from sale of equipment	1,000	7,000
Proceeds from sale of product brand	565,000	—
Acquisition of product brands and covenants not to compete	(646,000)	(463,000)
Increase in non-current deposit	—	(11,000)

Net cash (used in) investing activities	(205,000)	(668,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related party	120,000	44,000
(Payments on) notes payable to related party	(244,000)	(155,000)
Decrease in due from related party	—	25,000
(Decrease) in notes payable	(116,000)	(74,000)
Proceeds from notes payable, other	1,960,000	1,070,000
(Payments on) notes payable, other	(1,361,000)	(1,474,000)
(Decrease) increase in bank overdraft	(12,000)	(265,000)

Net cash provided by (used in) financing activities	347,000	(829,000)

NET INCREASE (DECREASE) IN CASH	21,000	(7,000)
Cash, beginning of year	5,000	12,000

Cash, end of year	$26,000	$5,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$717,000	$676,000
Taxes	$1,000	$1,000

The accompanying notes are an integral part of the financial statements.

LEE PHARMACEUTICALS

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

The Company is engaged in the development, purchase, manufacture, and marketing of consumer personal care products and professional dental products, all of which are targeted for the improved well-being of the human body.  The Company’s business is directed to two main areas:  (a) the development and marketing of a range of consumer products including over-the-counter items, health and beauty aids, cosmetics and prescription drug products containing controlled substances and (b) the manufacture and sale of materials and supplies for use in the professional dental health field.  For all years presented, revenues, operating results and identifiable assets of the consumer products group were in excess of 93% of total Company operations.

Continued existence

The financial statements have been prepared assuming the Company will continue as a going concern.  The Company has an accumulated deficit of $8,123,000.  The Company’s recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.  Management’s plans in regard to these matters are to increase profitability by increasing sales, control expenses and seek additional financing from outside lenders.  The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to be consistent with the 2002 presentation.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers cash and cash equivalents to include cash on hand, bank balances, money markets and short-term investments with a maturity of three months or less.

Accounts receivable

The Company provides an allowance for doubtful accounts and reserve for returned merchandise.  The Company’s estimates are based on historical collection and return experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.

Inventories

Inventories are stated at the lower of average cost or market using the first-in, first-out method.

Depreciation and amortization

Property and Equipment

Property and equipment are recorded at cost.  Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Amortization and depreciation are computed on the straight line methods used for financial reporting purposes using the following lives:

Building	31 years
Machinery and equipment	5-7 years
Leasehold improvements	39 years

Depreciation expense was $170,000 and $170,000 for the years ended September 30, 2002 and 2001, respectively.

Intangibles

Intangible assets are being amortized under the straight-line method using the following lives:

Covenants not to compete	60 months - 120 months
Distribution rights	56 months

Amortization expense was $231,000 and $487,000 for the years ended September 30, 2002 and 2001, respectively.

Environmental expenditures

Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  The Company’s proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated.  Management believes that the total amount provided at September 30, 2002 for remedial cost studies is adequate based on current information available.  (See Note 12 - “Assessment for environmental cleanup.”)

Major customer and vendors

The Company had one major customer with sales volume approximating 12% and 10% of the Company’s net revenues for the years ending September 30, 2002, and 2001, respectively.  The amount due from the customer was $248,000 and $102,000 at September 30, 2002, and 2001, respectively, and is included in accounts receivable in these financial statements.  The Company has five vendors that accounted for 25% of the total inventory purchased for the fiscal year ended September 30, 2002.

Revenue and expense recognition

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

Fair value of financial instruments

Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company’s long-term debt approximates the carrying value.  Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of accounts receivable and accounts payable) also approximates fair value.

Impairment of long-lived assets and long-lived assets to be disposed of

The Company evaluates its long-lived assets, including goodwill (product line) and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  If an asset is to be disposed of, it is reported at the lower of the carrying amount or fair value less costs to sell.   (See Note 4 - “Intangible Assets.”)

Advertising costs

Advertising costs are expensed as incurred.  Advertising costs for fiscal years ended September 30, 2002 and 2001 were $160,000 and $194,000, respectively.

Stock option plan

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“ABP”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its outstanding stock options.  As such, deferred compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Such deferred compensation is expensed pro-rata over the vesting period of the stock option.  Repriced stock options are accounted for using variable plan accounting which requires periodic re-measurement of the intrinsic value of the related stock option until its exercise, forfeiture or cancellation. (See Note 12 - “Stock Options.”)

Segment reporting

In June 1997, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.  SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements.  It also establishes standards for related disclosures about products and services, geographic areas and major customers.  The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”).

Information available on reportable segments is as follows:

	For Year Ended September 30
	2002	2001

Revenue from consumer personal care products	$9,906,214	$9,183,489

Revenue from professional dental products	$248,137	$293,524

The Company does not identify or allocate assets by operating segment and does not allocate cost of sales, operating profits, depreciation or other expenses by operating segments.

New accounting pronouncement

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (FAS-142), Goodwill and Other Intangible Assets.  FAS-142 supersedes Accounting Principles Board Opinion No. 17, Intangible Assets, and requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized; however, these assets must be tested at least annually for impairment.  FAS-142 also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification under the new requirements.  In addition, intangible assets (other than goodwill) that have finite useful lives will continue to be amortized over their useful lives; however, the amortization period of such intangible assets will no longer be limited to 40 years.  In connection with the adoption of this standard, the Company’s unamortized goodwill balance will no longer be amortized over its estimated useful life; rather, it will be subject to at least an annual assessment for impairment by applying a fair-value-based test.

FAS-142 became effective for the Company on October 1, 2001.  The Company is still assessing the impact of all the Statement’s provisions on its financial position and results of operations.  However, based on its review to date, the Company expects the following significant impacts:

•    Upon adoption, the balance of product line is expected to be $1,068,225, and the Company will discontinue amortizing these assets at that time.  The resulting reduction in amortization expense is estimated at approximately $220,000 for each of the years 2003 and 2004.  In the prior years, product lines were called goodwill.

•    The Company is required to perform a transitional impairment test as of September 30, 2002.  This impairment test will require the Company to (1) identify its reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing product line and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit.  If the carrying value of any reporting unit exceeds its fair value, then the amount of any product line impairment will be determined through a fair value analysis of each of the assigned assets (excluding product line) and liabilities.

•    Following the transitional impairment test, the Company’s product line balances will be subject to annual impairment tests using the same process described above.  If any impairment is indicated as a result of the annual test, an impairment charge would be recorded as part of income from operations.

NOTE 2 -                          NET INCOME (LOSS) PER SHARE

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding.  Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potentially dilutive shares from restricted stock and options to purchase common stock using the treasury stock method.

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share:

	For Year Ended September 30
	2002	2001
Basic net income per share - weighted average number of common shares outstanding	4,135,162	4,135,162

Effect of potentially dilutive securities outstanding - restricted stock and options	—	—

Shares used in diluted net income per share computation	4,135,162	4,135,162

Options to purchase shares of common stock at an average share price which is greater than the average market price of the shares are not included in the computation of diluted earnings per share, or EPS, because the effect of their inclusion would have been anti-dilutive.  For the years ended September 30, 2002 and 2001, 212,000 options and 1,130,000 options, respectively, to purchase shares of common stock were excluded from the computation of diluted earnings per share.

NOTE 3 -                          INVENTORIES

Inventories consist of the following at September 30, 2002:

Raw materials	$2,170,000
Work-in-process	279,000
Finished goods	345,000
2,794,000
Allowance for obsolescence	(376,000)
Total	$2,418,000

NOTE 4 -                          INTANGIBLE ASSETS

The Company acquired certain product lines in 2002 (see Note 17) and in prior years.  Amounts related to these acquisitions are allocated to intangible assets.  Included in intangible assets, which have not been fully amortized at September 30, 2002, are the following:

	Cost	Accumulated Amortization at 10/1/01	Acquisitions (Sales) Current Year	Current Year Amortization	Current Year Impairment	Net Unamortized at 9/30/02

Product lines	$2,340,000	$(1,150,000)	$537,000	$—	$(659,000)	$1,068,000
Covenants not to compete	2,142,000	(521,000)	(183,000)	(216,000)	—	1,222,000
Distribution rights	70,000	(55,000)	—	(15,000)	—	—

Total	$4,552,000	$(1,726,000)	$354,000	$(231,000)	$(659,000)	$2,290,000

Product lines

Since the acquisition, profit margins for certain of the products have been below management’s expectations principally as a result of lower than expected sales levels.  During 2002, the Company performed a detailed evaluation of the product lines which took into consideration estimated future cash flows of the individual brands based on the brands’ projected sales and the direct costs associated with manufacturing and selling the brands.  Where the individual brands’ undiscounted cash flow projections were less than the carrying value, an impairment loss was calculated and recognized.  In determining the amount of impairment loss, the value of each product line was calculated using the discounted future estimated annual cash flows.  A discount rate of 33.3%, which represents an estimated risk-adjusted cost of capital, was used in the calculation.  This evaluation resulted in a noncash charge to earnings for the year ended September 30, 2002 of $659,000, and reduced the carrying value of the product lines from $1,727,000 to $1,068,000.  This remaining carrying value of $1,068,000 at September 30, 2002 does not necessarily represent the amount that could be obtained by a sale of any or all brands to a third party.

Covenant not to compete

Covenant not to compete agreements (net) of $1,222,000 at September 30, 2002, represents the portion of the purchase price associated with the acquisition of ten different product lines allocated to noncompetition agreements.  Under these agreements, the former companies agreed not to compete with the Company for periods ranging from five to ten years.  The related cost is being amortized on the straight-line method over the terms of the agreements.

NOTE 5 -                          NOTES PAYABLE - FINANCE COMPANY

Note payable (accounts receivable financing), secured by accounts receivable, equipment, inventories, and certain other assets, maximum revolving advance is $1,400,000 (based on domestic accounts receivable as defined in the agreement less amounts loaned on inventory, not to exceed $300,000, can be advanced), requires minimum monthly interest of $3,000, interest rate is 8% above Union Bank of California’s prime rate. The agreement matures May 2004 and is renewable annually. The continuing personal guarantee by the Company’s President, of the obligations of the Company, remains in force.	$657,000

Note payable, secured by inventory, maximum amount of term loan is the lessor of $300,000 or 25% of the amount of eligible inventory, requires monthly payments of $5,000 plus interest at Union Bank of California’s prime rate plus 8%, maturing May 2004.	215,000

Note payable, maximum amount of term loan is $400,000, secured by the Company’s machinery and equipment, requires monthly payments of $10,000 plus interest at Union Bank of California’s prime rate plus 8%, maturing May 2004.	221,000

Note payable, maximum amount of term loan is $134,000, secured by the Company’s machinery and equipment, requires monthly payments of $5,166 plus interest at Union Bank of California’s prime rate plus 8%, maturing May 2004.	65,000

Note payable, maximum amount of term loan is $50,000, secured by the Company’s machinery and equipment, requires monthly payments of $2,000 plus interest at Union Bank of California’s prime rate plus 8%, maturing May 2004.	42,000

Note payable, maximum amount of term loan is $50,000, secured by the Company’s machinery and equipment, requires monthly payments of $2,000 plus interest at Union Bank of California’s prime rate plus 8%, maturing May 2004.	34,000
1,234,000
Less current portion	(947,000)
$287,000

Interest expense on the above notes was $182,000 for the year ended September 30, 2002.

NOTE 6 -                          ACCRUED LIABILITIES

For the year ended September 30, 2002, accrued liabilities consisted of the following:

Payroll taxes	$15,803
Royalties	58,084
Commissions	43,124
Customer deposits	54,000
Rental deposits	23,201
Salaries and vacation	107,108
Professional fees	22,105
Other	34,575
Total	$358,000

NOTE 7 -                          RELATED PARTY TRANSACTIONS

In 1991 the Company sold and leased back two of its operating facilities in a transaction with its former Chairman.  An initial gain was recognized and a deferred gain was recorded which is being amortized over the term of the two leases which expired November 2000.  The amount of deferred gain realized in 2001 was $11,000.  There was no deferred gain realized in 2002 because the two leases expired in November 2000.  (See Note 12 - “Lease commitments.”)

The amounts of rents paid to related parties were $143,000 for September 30, 2002 and $139,000 for September 30, 2001.

During the fiscal year ending September 30, 2002, the total interest expensed to related parties (Note 9) was $130,000 of which $59,000 was paid.  Included in due to related parties, as of September 30, 2002, was accrued interest of $902,000.

During the fiscal year ending September 30, 2001, the total interest expensed to related parties was $223,000 of which $109,000 was paid.

NOTE 8 -                          NOTES PAYABLE - OTHER

Note payable to a company, secured by product brand, payable in monthly installments of $12,000, plus interest, commencing July 25, 2001, until and including September 25, 2001. Thereafter, monthly installment payments will be $22,000. The interest rate is the highest prime rate published by Citibank, N.A., during the preceding month.	$212,000

Notes payable to bank, secured by a deed on land and building, requires monthly payments of $4,200, including interest at the bank’s reference rate plus 4%, maturing January 2006. The note is guaranteed by the President and former Chairman of the Company.	129,000

Note payable to a company, secured by product brand, payable in monthly installments of $3,000, plus interest, commencing June 15, 2002, until January 15, 2004. The interest rate is the highest prime rate in the Wall Street Journal during the previous month. The interest rate at September 30, 2002, was 4.75%. The note is guaranteed by the President of the Company.	48,000

The following notes are due to two individuals.

Note payable, secured by product brand, bearing interest at 20%. The note, as renewed, matures December 1, 2002. Interest only payments are made monthly.	50,000

Note payable, unsecured, payable in monthly installments of $10,000, plus interest at 20%, commencing June 20, 2000.	20,000

Note payable, unsecured, payable in monthly installments of $6,000, plus interest at 20% commencing January 10, 2001.	224,000

Note payable, secured by product brand, payable in monthly installments of $4,000, plus interest at 20%, commencing April 10, 2001.	128,000

Note payable, secured by product brand, payable in monthly installments of $6,000, plus interest at 20%, commencing September 15, 2001.	322,000

Note payable, secured by product brand, payable in monthly installments of $5,000, plus interest at 20%, commencing December 25, 2001.	250,000

Note payable, secured by product brand, payable in monthly installments of $15,000, plus interest at 24%, commencing March 15, 2002.	255,000

Note payable, secured by product brand, payable in monthly installments of $10,000, plus interest at 24%, commencing March 20, 2002.	170,000

Note payable, secured by product brand, payable in monthly installments of $5,000, plus interest at 24%, commencing May 25, 2002.	75,000

Note payable, secured by product brand, payable in monthly installments of $5,000, plus interest at 24%, commencing June 25, 2002.	80,000

Note payable, secured by product brand, payable in monthly installments of $5,000, plus interest at 20%, commencing August 1, 2002.	185,000

Note payable, unsecured, with interest only payments at 10%, commencing August 20, 2002. The due date of the note is October 1, 2004, or later, and is guaranteed by the President of the Company. After two years from July 1, 2002, either party can give 90 days written notice to pay off in full.	600,000
2,748,000
Less current portion	(1,014,000)
$1,734,000

Interest expense on the above notes was $419,000 for the year ended September 30, 2002.

NOTE 9 -                          NOTES PAYABLE - RELATED PARTIES (LEE FAMILY MEMBERS)

Notes payable to related parties, unsecured, bearing interest at bank’s prime rate (4.75% at September 30, 2002), maturing January 2005. Payable interest only.	$40,000

Note payable to related party, unsecured, bearing interest at bank’s prime rate (4.75% at September 30, 2002), principal and accrued interest is payable in January 2005.	372,000

Notes payable to related party (Lee Foundation), secured by product brand, bearing interest at bank’s prime rate (4.75% at September 30, 2002), principal and accrued interest is payable in January 2005.	400,000

Note payable to related party, unsecured, bearing interest at bank’s prime rate (4.75% at September 30, 2002), and principal payable based on a twelve (12) year fully amortized schedule commencing March 15, 1997. Monthly payments are not being made on this note.	1,440,000

Notes payable to related party, secured by product brand, bearing interest at bank’s prime rate (4.75% at September 30, 2002), principal and accrued interest is payable in January 2005.	7,000

Note payable to related party, secured by product brand, bearing interest at bank’s prime rate (4.75% at September 30, 2002), principal and accrued interest is payable in January 2005.	100,000

Note payable to related party, unsecured, bearing interest at bank’s prime rate (4.75% at September 30, 2002), principal and accrued interest is payable in January 2005.	250,000

Note payable to officer, unsecured, bearing interest at 1.7%. Monthly payments are based on credit card minimum, no due date stated.	68,000

Note payable to officer, unsecured, bearing interest at 12.84%. Monthly payments are based on credit card minimum, no due date stated.	2,000
2,679,000
Less current portion ($735,000 in arrears)	(790,000)
$1,889,000

Interest expense on the above notes was $130,000 for the year ended September 30, 2002.

NOTE 10 -                   LONG-TERM DEBT MATURITIES

At September 30, 2002, the Company was committed to the following minimum principal payments.

Year ending September 30,	Notes payable finance company	Related parties	Other	Total
2003	$947,000	$790,000	$1,014,000	$2,751,000
2004	287,000	120,000	568,000	975,000
2005	—	120,000	920,000	1,040,000
2006	—	1,357,000	169,000	1,526,000
2007	—	120,000	68,000	188,000
Thereafter	—	172,000	9,000	181,000
Total	$1,234,000	$2,679,000	$2,748,000	$6,661,000

NOTE 11 -                   DEFERRED INCOME

The deferred income consists of six assistance agreements paid for in advance by the purchaser of the product lines Klutch® and Astring-o-Sol® (see Note 18). The original agreements vary in length from thirty-six to forty-eight months.  At September 30, 2002, the income earned per the agreement is as follows:

Year ending September 30,	Amount
2003	$151,000
2004	$115,000
2005	$46,000
2006	$14,000

Total	$326,000

NOTE 12 -                 COMMITMENTS AND CONTINGENCIES

Lease commitments

At September 30, 2002, the Company was committed to its Chairman and to others under noncancelable operating leases for land and buildings requiring minimum annual rentals as follows:

Year ending September 30,	Others	Chairman	Total

2003	$456,000	$143,000	$599,000
2004	456,000	143,000	599,000
2005	456,000	143,000	599,000
2006	76,000	24,000	100,000
2007	—	—	—
Total	$1,444,000	$453,000	$1,897,000

The leases expire November 30, 2005.  The renewal calls for Consumer Price Index (based on Los Angeles - Riverside - Orange County: All items - All Urban Consumers) adjustments on December 1, 2002 and December 1, 2004 pertaining to the leases above (Others) and adjustments on April 1, 2003 and April 1, 2005 for the Chairman’s leases.  The lessee has an option to renew at the end of all lease terms.

Generally, the leases provide that maintenance, insurance and a portion of property taxes are to be paid by the Company.  The Company also has a right of first refusal to acquire most of the buildings which it leases.  The Company’s rental expense for the years ended September 30, 2002, and 2001, was $596,000 and $596,000, respectively.

At the beginning of fiscal year 2002, there were three subleases.  The leases are subleased to other companies.  Sublease income was $178,000 and $178,000 for fiscal years ended September 30, 2002 and 2001, respectively.  Effective June 7, 2002, the one sublease which was month-to-month was terminated.  The Company currently occupies the building.  Another sublease was renewed December 1, 2000 for $7,280 per month for twenty-four months.  The other sublease for $4,116 per month was signed April 1, 2001.  It will expire November 30, 2005.

Year ending September 30,	Sublease revenues

2003	$63,952
2004	$49,392
2005	$49,392
2006	$8,232
2007	$—

Total	$170,968

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

On July 8, 2002, the RWQCB sent a “Second Notice of Violation” to the Company directing the Company to comply with the requirement to prepare a groundwater remedial action plan (RAP).  The Company previously notified the RWQCB that it could not comply with the requirement to submit a RAP because of ongoing financial difficulties.  The RWQCB requested that the Company submit certain financial information by July 29, 2002 to “substantiate any alleged financial losses and determine whether any suspension of implementing the...(Cleanup and Abatement Order) is warranted.”  The Company has received an extension to submit the required financial information to August 19, 2002.  The Company submitted the requested financial information on August 16, 2002.  As of the date of the financial statements, no response has been received.  The Company may be liable for all or part of the costs of remediating the contamination on its property and could be subject to enforcement action by the RWQCB, including injunctive and civil monetary remedies.  As of the date of the financial statements, the Company’s share of the costs have not been determined.

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

By letter dated November 13, 2000, the Company was notified that the City of Monterey Park, San Gabriel Valley Water Company and Southern California Water Company intend to bring suit under the Safe Drinking Water and Toxic Enforcement Act of 1986 alleging that the Company has knowingly released volatile organic compounds in the soil and shallow groundwater beneath the Company’s property between at least on or before November 8, 1996 and the present and has failed to promptly clean up all of the contamination.  As of the date of this report, the Company has not been served with this lawsuit.

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

The Company was notified by the EPA that the Company may have potential liability for waste material it disposed of at the Casmalia Disposal Site (“Site”) located on a 252 acre parcel in Santa Barbara County, California.  The Site was operational from 1973 to 1989, and over 10,000 separate parties disposed of waste there.  The EPA stated that federal, state and local governmental agencies along with the numerous private entities that used the Site for waste disposal will be expected to pay their share as part of this settlement.  The U.S. EPA is also pursuing the owner(s)/operator(s) of the Site to pay for Site remediation.  The EPA has a settlement offer to the Company with respect to the Site for a cost of $373,950.  The Company accrued a $374,000 charge in the first quarter of fiscal 1999 with respect to this possible liability.  The Company has elected to file for relief from these obligations under the financial hardships option in the EPA’s response form.  The Company, the EPA and certain PRPs have entered into an agreement tolling the applicable statutes of limitation.  The Company has been notified by the EPA that their request for a waiver, due to financial hardship, was “partially granted.”  Improvements in the bidding process has lowered the Company’s estimated share down to $245,000 (from $374,000) and of that, the EPA was requesting that the Company pay $113,000, as a result of their findings on the application for waiver due to financial hardship.  The Company is considering the EPA’s request.

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

As of September 30, 2002, no settlements have been reached.  The total amount expensed in prior years relating to this environmental issue is $860,000.  For the year ended September 30, 2002, no additional amounts have been expensed or accrued.  The Company has an accrued liability on the books at September 30, 2002 of $740,000 for the environmental cleanup.

NOTE 13 -                   STOCK OPTIONS

The 1997 Employee Incentive Stock Option Plan was adopted by the Board of Directors on January 20, 1997, and was approved by the Company’s shareholders on March 11, 1997.  The Employee Incentive Stock Option Plan provides for the granting of options to selected officers and key employees of the Company for the purchase of a total of 980,000 shares of common stock of the Company at a price per share equal to the fair market value on the date of the grant.  The options expire five years from the date of the grant.  For the year ended September 30, 2002, 768,000 options expired.

An additional 1997 Stock Option Plan was adopted by the Board of Directors on January 20, 1997, and was approved by the Company’s shareholders on March 11, 1997.  This Stock Option Plan provides for the granting of options to the Company’s outside directors for the purchase of 150,000 shares of common stock of the Company at a price per share equal to the fair market value on the date of the grant.  These options expired during the current year.

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

The following is a status of the stock options outstanding at September 30, 2002 and 2001 and the changes during the years then ended:

	2002		2001
	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding, beginning of year	1,130,000	$0.18	1,130,000	$0.18

Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	(918,000)	$0.18	—	—

Outstanding, end of year	212,000	$0.22	1,130,000	$0.18

Exercisable at end of year	212,000	$0.22	1,059,334	$0.18

Weighted average fair value of options granted		$0.22		$0.18

The following table summarizes information about stock options outstanding at September 30, 2002:

	Options Outstanding			Options Exercisable
Exercise price	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.22	212,000	.33 years	$0.22	212,000	$0.22

For purposes of pro forma disclosures, we estimated fair value of each option grant and Employee Stock Option Plan grant on the date of the grant using the Black-Scholes single option pricing model with the following assumptions:

	For Year Ended September 30
	2002	2001

Expected life of options	5 years	5 years
Volatility	62%	35%
Risk free interest rate	4%	5%
Dividend yield	-0-	-0-

The pro forma effect on net income for 2002 and 2001 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.  Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years.  The Company’s pro forma information is as follows (in thousands except share data):

	For Year Ended September 30
	2002	2001

Pro forma income (loss)	$(911)	$47
Pro forma income (loss) per share	$(0.22)	$0.01

NOTE 14 -                   DEFERRED INCOME TAXES

The net deferred tax amounts included in the accompanying balance sheet contain the following amounts of deferred tax assets and liabilities:

Deferred tax asset - current	$138,000
Deferred tax liability - current	—
138,000
Less valuation allowance	(138,000)
Net deferred tax asset - current	$—

Deferred tax asset - non-current	$1,946,000
Deferred tax liability - non-current	—
1,946,000
Less valuation allowance	(1,946,000)
Net deferred tax asset - non-current	$—

The deferred tax asset - current, results from an allowance for bad debts and inventory reserves, for financial statement purposes not allowed for income tax purposes.

The deferred tax asset - non-current, results from an estimated net operating loss carryforward for federal and state income tax purposes, and from book depreciation and amortization in excess of tax amounts.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred asset, which may not be realized.  Since the Company had net operating loss (NOL) carryforwards of approximately $10,951,000 for Federal, the tax rate used to calculate the deferred tax asset for Federal had been decreased from 34% to 15%.  There is no effect on the financial statements for the change of tax rate.  For the year ended September 30, 2002, the valuation allowance decreased by $2,213,000 due to the change of tax rate.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets - current:
Accrued vacation	$19,000
Allowance for bad debts and returned merchandise	47,000
Inventory reserve	72,000
Total deferred tax assets - current	138,000

Deferred tax assets - non-current:
Depreciation, amortization and impairment	155,000
Net operating loss carryforward	1,791,000
Total deferred tax assets - non-current	1,946,000

Net deferred tax assets before valuation allowance	1,808,000
Valuation allowance	(1,808,000)
Net deferred tax asset	$—

NOTE 15 -                   INCOME TAXES

As of September 30, 2002, the Company had net operating loss (NOL) carryforwards of approximately $10,951,000 for Federal and $1,674,000 for California which for tax purposes can be used to offset future Federal and California income taxes.  The differences in the state carryforwards relate primarily to the treatment of loss carryforwards and depreciation of property, plant and equipment.  The Federal carryforwards expire from 2005 through 2022; California carryforwards expire from 2002 through 2006.   California has temporarily suspended net operating losses. The Company has provided an allowance for the entire amount of the deferred asset applicable to the NOL.

NOTE 16 -                   EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit Sharing Plan (the “Plan”) available to all employees who meet the Plan’s eligibility requirements.  Under the Plan, participating employees may defer a percentage (not to exceed 50%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit.   However, employees deemed to be highly compensated employees (HCE) for the Plan year may defer a percentage (not to exceed 20%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit.  Participants who have attained the age of fifty by the end of the calendar year, and have contributed the maximum amount permitted, are also eligible to make an additional contribution (catch-up contribution) up to $1,000 for calendar year 2002.   Company contributions are not required. To date, the Company has not made any contributions to the Plan.

NOTE 17 -                   ACQUISITIONS

On October 30, 2000, the Company purchased certain assets of the Sloans® product line from C.B. Fleet Co., Inc. for $50,000 plus approximately $600 of inventory.  The Company remitted the full $50,000 at closing.  The balance of $50,000 is for a five year covenant not to compete.

On February 12, 2001, the Company purchased certain assets of the Black Draught® product line from The Monticello Companies, Inc. for $185,000.  This amount includes approximately $37,000 of inventory and was remitted in full at closing.  The balance of $148,000 is for a five year covenant not to compete.

On August 22, 2001, the Company purchased certain assets of the DeWitt’s® Pills product line from The Monticello Companies, Inc. for $265,000.  The Company remitted the full $265,000 at closing.  On October 16, 2001, the Company exercised their option to resell certain assets of DeWitt’s® Pills product line back to The Monticello Companies, Inc.  The Company received $265,000 related to the resell of DeWitt’s® Pills.

On March 9, 2002, the Company purchased certain assets of product lines from Merz Pharmaceuticals LLC for $225,000 plus approximately $63,000 for inventory.  The purchase price of $225,000 includes $200,000 for product line and $25,000 for a covenant not to compete.  The full $225,000 was remitted at closing.  In addition, the Company is obligated to pay a royalty as follows:  for the first twelve-month period following closing (i) twenty-five percent (25%) of the net sales of Medicone® and Sayman®; (ii) twenty-five percent (25%) of the net sales of the first 4,800 dozen sold of Cankaid®, and (iii) forty percent (40%) of the Cankaid® sold in excess of the first 4,800 dozen.  For the next two 12-month periods after closing (8 consecutive quarters), the royalty payments will be (i) twenty percent (20%) of the net sales of Medicone® and Sayman®; (ii) twenty percent (20%) of the net sales of the first 4,800 dozen sold per 12-month period of Cankaid®, and (iii) forty percent (40%) of the Cankaid® units sold in excess of the first 4,800 dozen per 12-month period.  Notwithstanding the above, no royalty shall be due on Lee’s sales of Cankaid® inventory with 10/02 or 11/02 expirations to closeout/dollar store/off-price retailers at wholesale prices of less than seventy cents ($.70).  The minimum royalty due is $75,000 per year for the next three years.

On April 5, 2002, the Company purchased certain assets of the One Step at a Time® and lite’n® Up product lines from Category One Products, L.L.C., for $350,000 plus inventory.  The full $350,000 was remitted at the closing.  The $350,000 has been recorded as product line and is included in intangible assets.  A clause in the agreement stipulates that if certain customers delete one of the product lines, the purchase price will be adjusted downward.  Subsequent to the payment of the $350,000, a customer did delete a product line and the purchase price was reduced by $14,000.  This amount was refunded to the Company by Category One Products, L.L.C.  The Company also acquired the rights to a royalty agreement for $100,000.  The Company is paying $4,000 per week for this royalty obligation.

On April 23, 2002, the Company purchased certain assets of product lines Unguentine® and Unguentine® Plus from U.S. Dermatologics, Inc.  The purchase price is $85,000 for a covenant not to compete and $12,000 for inventory.  A cash payment of $25,000 was paid at closing and a Promissory note was signed for the remaining $60,000.  The note is payable in monthly installments of $3,000 plus interest at the highest prime rate published in the Wall Street Journal the prior month beginning June 15, 2002.  The inventory was paid for in cash at the time of receipt.  This agreement also calls for the Company to pay a 20% royalty annually, for a period of three years, on net sales of one of the products, with a minimum payment of $6,000.

NOTE 18 -                   OTHER INCOME

For the year ended September 30, 2002, the Company realized gains of approximately $11,000 related to the sale of the Astring-o-Sol® product line and approximately $108,000 related to the sale of the Klutch® product line.  The realized gains pertain to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of the Astring-o-Sol® and Klutch® brands.  Also included in other income is $15,000 in property tax refunds paid in prior years.  These amounts are included in other income on the statement of operations.

NOTE 19 -                   EXTRAORDINARY ITEM

For the year ended September 30, 2001, the Company reported $124,000 of extraordinary income related to the extinguishment of debt associated with note payable - related party and renegotiation of two notes payable pertaining to prior product line acquisitions.  The extraordinary item has no income tax effect.

NOTE 20 -                   SUBSEQUENT EVENTS (UNAUDITED)

In December 2002, The Company advanced $430,000 to The Monticello Companies, Inc. in exchange for a 40% ownership in an over-the-counter product that The Monticello Companies, Inc. is purchasing from a large pharmaceutical concern.  There is a transition services agreement with the seller that expires in mid 2003.  At that time, the Company will take over the sales, marketing, warehouse, shipping, invoicing and collection of the brand after receiving a 7% fee.  The net earnings of the brand will be split 60% to The Monticello Companies, Inc. and 40% to the Company.

ITEM 8.                                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 9.                                  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors are elected to serve until the next annual stockholders’ meeting or until their respective successors have been elected and qualified or as otherwise provided in the bylaws.  Set forth below for the current directors and executive officers are their ages, principal occupations during the past five years, and the period during which they have served as a director or officer of the Company.

Name	Age	Positions held with Company	A director or officer since	Principal occupation during the past five years(1)

Dr. Henry L. Lee	76	Director	1971	Chairman of the Board of Lee Pharmaceuticals through April 1995 when he retired, available as a consultant, currently a Director of the Company

Ronald G. Lee	50	President, Chairman and Director	1977	President and since April 1995, Chairman of the Board of the Company

Michael L. Agresti	60	Vice President - Finance, Treasurer and Secretary	1977	Vice President - Finance, Treasurer and Secretary of the Company

William M. Caldwell IV	55	Director	1987	President of CAIS Internet, an internet infra-structure solutions company, and President of Union Jack Group, a merchant banking firm.

(1) None of the companies named, other than the Company, is a parent, subsidiary or other affiliate of the Company.

Family Relationships

Ronald G. Lee is the son of Dr. Henry L. Lee.

ITEM 10.                           EXECUTIVE COMPENSATION.

The following table sets forth information with respect to remuneration paid by the Company to the executive officers of the Company with total annual salary and bonus of at least $100,000 for services in all capacities while acting as officers and directors of the Company during the fiscal years ended September 30, 2002, 2001, and 2000.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Other Annual Compensation ($)		Options (#)		All Other Compensation ($)

Ronald G. Lee	2002	217,907	3,732	(1)	—	(2)	—
President, Chairman	2001	221,777	4,634	(1)	—	(2)	—
(since April 26, 1995)	2000	230,241	9,098	(1)	—	(2)	—
& Director

(1)              Includes reimbursement of medical and dental expenses not covered by the Company’s insurance plan.

(2)              No stock options were granted during fiscal year’s 2002, 2001 and 2000.

Each of the directors of the Company who is not employed by the Company receives a director’s fee of $750 for each quarter and $500 for each meeting of the Board of Directors attended, except Dr. Henry L. Lee.  As holder of the honorary title of Founder Chairman, Dr. Lee waived his fees.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION VALUES

Number of Unexercised Options at Fiscal Year End (#)
Name	Exercisable/Unexercisable

Ronald G. Lee	212,000/0

The stock options were deemed not in the money since the market price was less than the option price at September 30, 2002.

ITEM 11.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the persons who, as of November 30, 2002, were known to the Company to be beneficial owner of more than five percent of the Company’s Common Stock:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percentage of class

Common Stock	Ronald G. Lee	1,903,726 shares	(1)	44%
	1444 Santa Anita Avenue
	South El Monte, CA 91733

Common Stock	Dr. Henry L. Lee	172,334 shares	(2)	4%
	1444 Santa Anita Avenue
	South El Monte, CA 91733

(1)   Includes shares subject to options exercisable at or within 60 days after November 30, 2002.

(2)   Includes 28,000 shares of the Company’s common stock which Dr. Lee holds as trustee for the benefit of certain family members.  He has the right to vote such shares but otherwise disclaims beneficial ownership.

The following table sets forth the ownership of the Company’s Common Stock by its directors and its named executive officers and all executive officers and directors as a group.

Title of class	Name of beneficial owner	Amount and nature of beneficial ownership		Percentage of class

Common Stock	Ronald G. Lee	1,903,726 shares	(1)	44%
Common Stock	Dr. Henry L. Lee	172,334 shares	(2)	4%
Common Stock	William M. Caldwell IV	—		—
Common Stock	All officers and directors as a group (4 persons)	2,090,596 shares	(1)(2)	48%

(1)   Includes shares subject to options exercisable at or within 60 days after November 30, 2002.

(2)   Includes 28,000 shares of the Company’s common stock which Dr. Lee holds as trustee for the benefit of certain family  members.  He has the right to vote such shares but otherwise disclaims beneficial ownership.

ITEM 12.                           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information regarding borrowings from and sale and leaseback transactions between the Company and it’s Chairman of the Board which is contained in Notes 7 and 9 of Notes to Financial Statements is incorporated herein by this reference.

ITEM 13.                           EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits.  The following exhibits have been or are being filed herewith, and are numbered in accordance with Item 601 of Regulation S-B:

The following exhibits are filed herewith:

10.91	-	Modification of loan and security agreement dated April 23, 2002, between Lee Pharmaceuticals and Preferred Business Credit, Inc.

10.92	-	Promissory note evidencing advance made to the Registrant

10.93	-	Secured promissory note dated April 23, 2002, between Lee Pharmaceuticals and Preferred Business Credit, Inc.

10.94	-	Secured promissory note dated August 22, 2002, between Lee Pharmaceuticals and Preferred Business Credit, Inc.

The following exhibits have previously been filed by the Company:

3.1	-	Articles of Incorporation, as amended(1)

3.4	-	By-laws, as amended December 20, 1977(2)

3.5	-	Amendment of By-laws effective March 14, 1978(2)

3.6	-	Amendment to By-laws effective November 1, 1980(3)

10.1	-	Qualified Stock Option Plan including forms of grant(4)

10.2	-	1985 Employee Incentive Stock Option Plan(5)

10.3	-	Description of bonus agreements between the Registrant and its officers(2)

10.4	-	Lease dated December 1, 1990, for the premises located at 1470 Santa Anita Avenue, South El Monte, California(6)

10.5	-	Lease dated April 16, 1990, for the premises located at 1425 and 1427 Lidcombe Avenue, South El Monte, California(6)

10.6	-	Lease dated April 16, 1990, for the premises located at 1434 Santa Anita Avenue, South El Monte, California(6)

10.7	-	Lease dated April 16, 1990, for the premises located at 1460 Santa Anita Avenue, South El Monte, California(6)

10.8	-	Lease dated April 16, 1990, for the premises located at 1457 Lidcombe, South El Monte, California(6)

10.9	-	Lease dated April 16, 1990, for the premises located at 1500 Santa Anita Avenue, South El Monte, California(6)

10.10	-	Lease dated April 16, 1990, for the premises located at 1516 Santa Anita Avenue, South El Monte, California(6)

10.11	-	Lease dated March 1, 1991, for the premises located at 1444 Santa Anita Avenue, South El Monte, California(6)

10.12	-	Lease dated March 1, 1991, for the premises located at 1445 Lidcombe Avenue, South El Monte, California(7)

10.13	-	Promissory notes which were amended in September 1992 evidencing advances by the Registrant’s officers and directors(8)

10.14	-	Promissory notes which were amended in September 1994 evidencing advances by the Registrant’s officers and directors(9)

10.15	-	Promissory notes evidencing advances made to the Registrant’s officers and directors(9)

10.16	-	Promissory notes evidencing advances made to the Registrant(9)

10.17	-	Promissory notes which were amended in January 1995 evidencing advances by the Registrant’s officers and directors(10)

10.18	-	Promissory notes evidencing advances made by the Registrant’s officers and directors(10)

10.19	-	Promissory notes which were amended in July 1995 evidencing advances made to the Registrant(10)

10.20	-	Royalty agreement dated August 31, 1994, between Lee Pharmaceuticals and The Fleetwood Company, regarding a brand acquisition(10)

10.21	-	Royalty agreement dated October 4, 1988, between Lee Pharmaceuticals and Roberts Proprietaries, Inc. regarding a brand acquisition(10)

10.22	-	Note payable to bank dated April 26, 1996, between Lee Pharmaceuticals and San Gabriel Valley Bank, secured by the deed on land and building(11)

10.23	-	Loan and security agreement dated May 21, 1996, between Lee Pharmaceuticals and Preferred Business Credit, Inc. regarding a revolving credit facility financing(11)

10.24	-	Secured promissory note dated September 17, 1996, between Lee Pharmaceuticals and Preferred Business Credit, Inc.(12)

10.25	-	Promissory notes evidencing advances made by the Registrant(12)

10.26	-	Promissory notes which were amended in July 1996 evidencing advances made to the Registrant(12)

10.27	-	Sublease dated November 22, 1995, for the premises located at 1460 Santa Anita Avenue, South El Monte, California(12)

10.28	-	Sublease dated June 11, 1996, for the premises located at 1470 Santa Anita Avenue, South El Monte, California(12)

10.29	-	Lease dated December 1, 1995, for the premises located at 1444 Santa Anita Avenue, South El Monte, California(12)

10.30	-	Lease dated December 1, 1995, for the premises located at 1445 Lidcombe Avenue, South El Monte, California(12)

10.31	-	1997 Employee Incentive Stock Option Plan(13)

10.32	-	1997 Stock Option Plan(13)

10.33	-	Promissory note which was amended in October 1997 evidencing advances made to the Registrant(14)

10.34	-	Promissory notes which were amended (modified) in December 1997 evidencing advances made to the Registrant(14)

10.35	-	Modification of loan and security agreement dated September 10, 1997, between Lee Pharmaceuticals and Preferred Business Credit, Inc.(14)

10.36	-	Promissory note which was amended in February 1997 evidencing advances made to the Registrant(14)

10.37	-	Secured promissory note dated October 21, 1996, between Lee Pharmaceuticals and Roberts Laboratories, Inc.(14)

10.38	-	Promissory note evidencing advance made to the Registrant(15)

10.39	-	Promissory note evidencing advance made to the Registrant(15)

10.40	-	Modification of loan and security agreement dated May 21, 1996, between Lee Pharmaceuticals and Preferred Business Credit, Inc. regarding a revolving credit facility financing(16)

10.41	-	Modification of secured promissory note dated August 29, 1997, between Lee Pharmaceuticals and Preferred Business Credit, Inc.(16)

10.42	-	Secured promissory note dated May 15, 1998, between Lee Pharmaceuticals and Preferred Business Credit, Inc.(16)

10.43	-	Continuing guaranty dated May 15, 1998, between Lee Pharmaceuticals and Preferred Business Credit, Inc.(16)

10.44	-

Asset Purchase and Sale Agreement dated June 29, 1999, between Lee Pharmaceuticals (buyer) and Premier Consumer Products, Inc. (seller) and Advanced Polymer Systems, Inc., regarding a brand acquisition(17)

10.45	-	Promissory note evidencing advance made to the Registrant(17)

10.46	-	Promissory note evidencing advance made to the Registrant(18)

10.47	-	Promissory note evidencing advance made to the Registrant(19)

10.48	-

Modification of loan and security agreement dated October 29, 1999, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) regarding a revolving credit facility financing(19)

10.49	-	Modification of secured (by inventory) promissory note dated October 29, 1999, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.)(19)

10.50	-	Modification of secured (by equipment) promissory note dated October 29, 1999 ,between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.)(19)

10.51	-	Promissory note evidencing advance made to the Registrant(20)

10.52	-

Modification of loan and security agreement dated May 19, 2000, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) regarding a revolving credit facility financing(21)

10.53	-	Modification of secured (by inventory) promissory note dated May 19, 2000, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.)(21)

10.54	-	Modification of secured (by equipment) promissory note dated May 19, 2000, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.)(21)

10.55	-	Modification of secured (by Accutek equipment) promissory note dated May 19, 2000, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.)(21)

10.56	-	Modification of secured (by Accutek equipment) promissory note dated May 19, 2000 between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.)(21)

10.57	-	Promissory note evidencing advance made to the Registrant(22)

10.58	-	Promissory note evidencing advance made to the Registrant(22)

10.59	-	Lease dated May 25, 2000, for the premises located at 1470 Santa Anita Avenue, South El Monte, California(22)

10.60	-	Lease dated May 25, 2000, for the premises located at 1425 and 1427 Lidcombe Avenue, South El Monte, California(22)

10.61	-	Lease dated May 25, 2000, for the premises located at 1434 Santa Anita Avenue, South El Monte, California(22)

10.62	-	Lease dated May 25, 2000, for the premises located at 1460 Santa Anita Avenue, South El Monte, California(22)

10.63	-	Lease dated May 25, 2000, for the premises located at 1500 Santa Anita Avenue, South El Monte, California(22)

10.64	-	Lease dated May 25, 2000, for the premises located at 1516 Santa Anita Avenue, South El Monte, California(22)

10.65	-	Sublease dated September 14, 2000, for the premises located at 1460 Santa Anita Avenue, South El Monte, California(23)

10.66	-	Sublease guaranty dated September 14, 2000, for the premises located at 1460 Santa Anita Avenue, South El Monte, California(23)

10.67	-	Promissory note evidencing advance made to the Registrant(23)

10.68	-	Promissory note evidencing advance made to the Registrant(24)

10.69	-	Loan and security agreement dated February 20, 2001, between Lee Pharmaceuticals and Preferred Business Credit, Inc., regarding a revolving credit facility financing(24)

10.70	-	Secured promissory note dated February 20, 2001, regarding equipment, between Lee Pharmaceuticals and Preferred Business Credit, Inc.(24)

10.71	-	Secured promissory note dated February 20, 2001, regarding inventory, between Lee Pharmaceuticals and Preferred Business Credit, Inc.(24)

10.72	-	Sublease dated March 9, 2001, for the premises located at 1470 Santa Anita Avenue, South El Monte, California(24)

10.73	-

Sublease guaranty dated March 9, 2001, for the premises located at 1470 Santa Anita Avenue, South El Monte, California between Jing Jing Long (guarantor) and Lee Pharmaceuticals, Inc. (sublandlord)(24)

10.74	-	Promissory note evidencing advance made to the Registrant(25)

10.75	-	Sublease dated April 17, 2001, for the premises located at 1470 Santa Anita Avenue, South El Monte, California(25)

10.76	-

Restructuring and Offset Agreement dated July 23, 2001, between Lee Pharmaceuticals, AP Pharma, Inc. (formerly Advanced Polymer Systems, Inc.) and Premier Consumer Products, Inc., regarding a prior brand acquisition(26)

10.77	-

Amended and Restated Security Agreement dated July 23, 2001, between Lee Pharmaceuticals (grantor) and AP Pharma, Inc. (formerly Advanced Polymer Systems, Inc.)  (Secured Party) regarding a prior brand acquisition(26)

10.78	-	Promissory note dated July 23, 2001, between Lee Pharmaceuticals and AP Pharma, Inc. (formerly Advanced Polymer Systems, Inc.)(26)

10.79	-	Promissory note evidencing advance made to the Registrant(26)

10.80	-	Promissory note which was amended (modified) in November, 2001, evidencing advance made to the Registrant(26)

10.81	-	Secured promissory note dated March 16, 2001, between Lee Pharmaceuticals and Preferred Business Credit, Inc.(26)

10.82	-	Modification of secured promissory note dated March 16, 2001, between Lee Pharmaceuticals and Preferred Business Credit, Inc.(26)

10.83	-	Promissory note evidencing advance made to the Registrant(27)

10.84	-	Promissory note evidencing advance made to the Registrant(28)

10.85	-	Promissory note evidencing advance made to the Registrant(28)

10.86	-	Promissory note evidencing advance made to the Registrant(29)

10.87	-	Promissory note evidencing advance made to the Registrant(29)

10.88	-	Promissory note evidencing advance made to the Registrant(29)

10.89	-	Promissory note evidencing advance made to the Registrant(29)

10.90	-	Promissory note dated April 23, 2002, between Lee Pharmaceuticals and U.S. Dermatologics, Inc. (29)

(1)

Filed as an Exhibit of the same number with the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on February 5, 1973, (Registrant No. 2-47005), and incorporated herein by reference.

(2)

Filed as Exhibits 3.4, 3.5 and 13.18 with the Company’s Form 10-K Annual Report for the fiscal year ended September 30, 1978, filed with the Securities and Exchange Commission in December 1978 and incorporated herein by reference.

(3)

Filed as an Exhibit of the same number with the Company’s Form 10-K Annual Report for the fiscal year ended September 30, 1979, filed with the Securities and Exchange Commission in December 1979 and incorporated herein by reference.

(4)

Filed as Exhibit 5.1 with the Company’s Form 10-K Annual Report for the fiscal year ended September 30, 1973, filed with the Securities and Exchange Commission in December 1973 and incorporated herein by reference.

(5)

Filed as Exhibits 13.27 and 13.28 with the Company’s Form 10-K Annual Report for the fiscal year ended  September 30, 1986, filed with the Securities and Exchange Commission in December 1986 and incorporated herein by reference.

(6)

Filed as Exhibit 13.31 with the Company’s Form 10-K Annual Report for the fiscal year ended September 30, 1990, filed with the Securities and Exchange Commission in December 1990 and incorporated herein by reference.

(7)

Filed as Exhibit 13.32 with the Company’s Form 10-K Annual Report for the fiscal year ended September 30, 1991, filed with the Securities and Exchange Commission in December 1991 and incorporated herein by reference.

(8)

Filed as Exhibit 13.33 with the Company’s Form 10-K Annual Report for the fiscal year ended September 30, 1992, filed with the Securities and Exchange Commission in December 1992 and incorporated herein by reference.

(9)

Filed as Exhibits 10.14, 10.15 and 10.16 with the Company’s Form 10-KSB Annual Report for the fiscal year ended September 30, 1994, filed with the Securities and Exchange Commission in December 1994 and incorporated herein by reference.

(10)

Filed as Exhibits 10.17, 10.18, 10.19, 10.20 and 10.21 with the Company’s Form 10-KSB Annual Report for the fiscal year ended September 30, 1995, filed with the Securities and Exchange Commission in December 1995 and incorporated herein by reference.

(11)

Filed as Exhibits 10.22 and 10.23 with the Company’s Form 10-QSB Quarterly Report for the nine months ended June 30, 1996, filed with the Securities and Exchange Commission in August 1996 and incorporated herein by reference.

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

(15)

Filed as Exhibits 10.37 and 10.38 with the Company’s Form 10-QSB Quarterly Report for the three months ended December 31, 1997, filed with the Securities and Exchange Commission in February 1998 and incorporated herein by reference.

(16)

Filed as Exhibits 10.1, 10.2, 10.3 and 10.4 with the Company’s Form 10-QSB Quarterly Report for the nine months ended June 30, 1998, filed with the Securities and Exchange Commission in August 1998 and incorporated herein by reference.

(17)

Filed as Exhibits 10.1 and 10.2 with the Company’s Form 10-QSB Quarterly Report for the nine months ended June 30, 1999, filed with the Securities and Exchange Commission in August 1999 and incorporated herein by reference.

(18)

Filed as Exhibit 10.46 with the Company’s Form 10-KSB Annual Report for the fiscal year ended September 30, 1999, filed with the Securities and Exchange Commission in December 1999 and incorporated herein by reference.

(19)

Filed as Exhibits 10.1, 10.2, 10.3 and 10.4 with the Company’s Form 10-QSB Quarterly Report for the three months ended December 31, 1999, filed with the Securities and Exchange Commission in February 2000 and incorporated herein by reference.

(20)

Filed as Exhibit 10.1 with the Company’s Form 10-QSB Quarterly Report for the six months ended March 31, 2000, filed with the Securities and Exchange Commission in May 2000 and incorporated herein by reference.

(21)

Filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 with the Company’s Form 10-QSB Quarterly Report for the nine months ended June 30, 2000, filed with the Securities and Exchange Commission in August 2000 and incorporated herein by reference.

(22)

Filed as Exhibits 10.57, 10.58, 10.59, 10.60, 10.61, 10.62, 10.63 and 10.64 with the Company’s Form 10-KSB Annual Report for the fiscal year ended September 30, 2000, filed with the Securities and Exchange Commission in December 2000 and incorporated herein by reference.

(23)

Filed as Exhibits 10.1, 10.2 and 10.3 with the Company’s Form 10-QSB Quarterly Report for the three months ended December 31, 2000, filed with the Securities and Exchange Commission in February 2001 and incorporated herein by reference.

(24)

Filed as Exhibit 10.1, 10.2, 10.3, 10.4 and 10.6 with the Company’s Form 10-QSB Quarterly Report for the six months ended March 31, 2001, filed with the Securities and Exchange Commission in May 2001 and incorporated herein by reference.

(25)

Filed as Exhibits 10.1 and 10.2 with the Company’s Form 10-QSB Quarterly Report for the nine months ended June 30, 2001, filed with the Securities and Exchange Commission in August 2001 and incorporated herein by reference.

(26)

Filed as Exhibits 10.76, 10.77, 10.78, 10.79, 10.80, 10.81 and 10.82 with the Company’s Form 10-KSB Annual Report for the fiscal year ended September 30, 2001, filed with the Securities and Exchange Commission in December 2001 and incorporated herein by reference.

(27)

Filed as Exhibit 10.1 with the Company’s Form 10-QSB Quarterly Report for the three months ended December 31, 2001, filed with the Securities and Exchange Commission in February 2002 and incorporated herein by reference.

(28)

Filed as Exhibits 10.1 and 10.2 with the Company’s Form 10-QSB Quarterly Report for the six months ended March 31, 2002, filed with the Securities and Exchange Commission in May 2002 and incorporated herein by reference.

(29)

Filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 with the Company’s Form 10-QSB Quarterly Report for the nine months ended June 30, 2002, filed with the Securities and Exchange Commission in August 2002 and incorporated herein by reference.

(b)           Reports on Form 8-K:

None

ITEM 14.                           CONTROLS AND PROCEDURES.

In the ninety day period before the filing of the report, the chief executive officer and chief financial officer of the Company (the “certifying officer”) evaluated the effectiveness of the Company’s disclosure controls and procedures.  These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported, within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the certifying officer on a timely basis.

The certifying officer concluded, based on his evaluation, that the Company’s disclosure controls and procedures are effective for the Company.

No significant changes in the Company’s internal controls or in other factors were detected that could significantly affect the Company’s internal controls subsequent to the date when the internal controls were evaluated.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEE PHARMACEUTICALS

Date: DECEMBER 23, 2002	RONALD G. LEE
Ronald G. Lee
Chairman of the Board and President

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: DECEMBER 23, 2002	RONALD G. LEE
Ronald G. Lee
Chairman of the Board & President
(Principal Executive, Financial and Accounting Officer) and Director

Date: DECEMBER 23, 2002	HENRY L. LEE, JR.
Henry L. Lee, Jr.
Director

Date: DECEMBER 23, 2002	WILLIAM M. CALDWELL IV
William M. Caldwell IV
Director

CERTIFICATIONS*

I, Ronald L. Lee, certify that:

1. I have reviewed this annual report on Form 10-KSB of Lee Pharmaceuticals;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: DECEMBER 23, 2002	RONALD G. LEE
Ronald G. Lee
President (Chief Executive Officer and Chief Financial Officer)

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant.  See Rules 13a-14 and 15d-14.  The required certification must be in the exact form set forth above.