Form 10QSB
period 2002-12-31
LEE PHARMACEUTICALS
filed 2003-02-14
CIK 58411

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-7335

LEE PHARMACEUTICALS

(Exact name of small business issuer as specified in its charter)

California	95 - 2680312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1444 Santa Anita Avenue, South El Monte, California 9173 3
(Address of principal executive offices) (Zip Code)

(626) 442-3141
(Registrant’s telephone number, including area code)

N / A
(Former name, former address and former fiscal year, if changed since last report)

As of  December 31, 2002 there were outstanding 4,135,162 shares of common stock of the registrant.

Transitional Small Business Disclosure Format (check one):

Yes   ☐       No   ☒

LEE PHARMACEUTICALS

BALANCE SHEET

DECEMBER 31, 2002

(Dollars in thousands)

(Unaudited)

Assets

Cash		$41

Accounts and notes receivable (net of allowances: $197)		848

Inventories (net of reserves: $362)
Raw materials	$2,022
Work in process	190
Finished goods	293

Total inventories		2,505

Other current assets		532

Total current assets		3,926

Property, plant and equipment (less accumulated depreciation and amortization: $5,360)		595

Investment		801

Intangibles and other assets (net of accumulated amortization: $856)		2,287

TOTAL		$7,609

See Accompanying Selected Information to Unaudited Condensed Financial Statements.

LEE PHARMACEUTICALS

BALANCE SHEET

DECEMBER 31, 2002

(Dollars in thousands)

(Unaudited)

LIABILITIES

Bank overdraft	$26
Notes payable - bank	914
Current portion - notes payable, other	1,360
Current portion - note payable related party	820
Due on investment acquisition	326
Accounts payable	1,213
Other accrued liabilities	337
Environmental cleanup liability	366
Due to related parties	924
Deferred income	151

Total current liabilities	6,437

Long-term notes payable - bank	235
Long-term notes payable to related parties	1,811
Long-term notes payable, other	2,086
Environmental cleanup liability - Casmalia Site	374
Deferred income	138

Total long-term liabilities	4,644

Total liabilities	11,081

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)

Common stock, $.10 par value; authorized, 7,500,00 shares; issued and outstanding, 4,135,162 shares	413

Additional paid-in capital	4,222

Accumulated (deficit)	(8,107)

Total stockholders’ (deficit)	(3,472)

TOTAL	$7,609

See Accompanying Selected Information to Unaudited Condensed Financial Statements.

LEE PHARMACEUTICALS

STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended December 31,
	2002	2001

Gross revenues	$2,691	$2,434
Less: Sales returns	(280)	(181)
Cash discounts and others	(26)	(21)

Net revenues	2,385	2,232

Costs and expenses:

Cost of sales	1,237	1,162
Selling and advertising expense	721	608
General and administrative expense	305	296
Interest expense	203	182

Total costs and expenses	2,466	2,248

(Loss) from operations	(81)	(16)

Other income	97	26

Net income	$16	$10

Per share:

Basic and diluted income per share	$.00	$.00

See Accompanying Selected Information to Unaudited Condensed Financial Statements.

LEE PHARMACEUTICALS

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended December 31,
	2002	2001

Cash flows provided by (used in) operating activities:
Net income	$16	$10
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	38	45
Amortization of intangibles	49	106
Other (income)	(82)	(28)

Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	240	(79)
(Decrease) in allowance for doubtful accounts and sales returns and allowances	(2)	(94)
(Increase) in inventories	(73)	(103)
(Decrease) increase in inventory reserve	(14)	(8)
Decrease in deposits	15	113
(Increase) in other current assets	(43)	(95)
Increase (decrease) in accounts payable and accrued liabilities	112	(90)
Increase in due to related parties - accrued interest	22	26
Net cash provided by (used in) operating activities	278	(197)

Cash flows from investing activities:
Additions to property, plant, and equipment	(115)	(51)
Proceeds from sale of product brand	—	265
(Decrease) in due on investment acquisition	(30)	—
Net cash (used in) provided by investing activities	(145)	214

Cash flows from financing activities:
Proceeds from notes payable to related party	3	—
(Payments on) notes payable to related party	(51)	(50)
(Payments on) notes payable	(85)	(19)
Proceeds from notes payable, other	300	300
(Payments on) notes payable, other	(238)	(269)
(Decrease) increase in bank overdraft	(47)	25
Net cash (used in) financing activities	(118)	(13)

Net increase in cash	15	4
Cash, beginning of period	26	5

Cash, end of period	$41	$9

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$182	$158
Taxes	$1	$1

Acquisition of investment:
Investment acquired by debt	$(801)	$—

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained herein.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2002.  The Company follows the same accounting policies in preparation of interim reports.

Results of operations for the interim periods may not be indicative of annual results.

The Company is involved in various matters involving environmental cleanup issues.  See “Item 2. Management’s Discussion and Analysis or Plan of Operations” and Note 12 of Notes to Financial Statements included in the Company’s Form 10-KSB for the fiscal year ended September 30, 2002.  The ultimate outcome of these matters cannot presently be determined.  Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  The Company’s proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated.  As of December 31, 2002, no settlements have been reached.

2.     Continued existence:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Although the Company experienced nominal net income in fiscal years 2000 and 2001, and the three months ended December 31, 2002, past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they became due, raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

4.     Reclassification:

Certain reclassifications have been made to the prior year financial statements to be consistent with the 2003 presentation.

5.     Impairment of intangible assets:

At December 31, 2002, the Company had $5.1 million of product line and certain identifiable intangibles.  In assessing the recoverability of these intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If the estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.  In connection with the adoption of SFAS 142 issued in July 2001, the Company performed an impairment assessment for three months ended December 31, 2002, and deemed that no impairment charge  is necessary.

6.     Earnings per share:

The Company has a simple capital structure, and there were no changes under the SFAS 128 methodology to the previously reported earnings (loss) per share amounts for any of the fiscal years.  Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding of 4,347,162 for the three months ended December 2002 and 5,265,162 for the three months ended December 2001.  Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect of stock options previously granted.  These differences in the weighted average number of shares outstanding for the calculation of basic and diluted earnings per share resulted in no differences in the earnings per share.

7.     Acquisition:

In December 2002, the Company signed an agreement with The Monticello Companies, Inc. that gives Lee Pharmaceuticals a 40% interest in a separate agreement between The Monticello Companies, Inc. and a large pharmaceutical company.  The agreement between The Monticello Companies, Inc. and the other pharmaceutical company is for an over-the-counter product.  There is a transition services agreement with the seller that expires June 30, 2003.  During the transition services agreement, Lee Pharmaceuticals will be entitled to 40% of the net product sales as a monthly royalty until June 30, 2003.  After June 30, 2003, the Company will take over the sales, marketing, warehouse, shipping, invoicing and collection of the brand after receiving a seven percent (7%) fee.  The net earnings of the brand will be split 60% to The Monticello Companies, Inc. and 40% to the Company.  Lee Pharmaceuticals is paying The Monticello Companies, Inc. $801,000 for their 40% interest.  Lee Pharmaceuticals has paid $430,000, with the balance due of $371,000 on June 30, 2003.  As of December 31, 2002, Lee Pharmaceuticals has recognized $45,000 of income from its share of the profits, which has been offset against the balance due.  The $801,000 has been recorded on the balance sheet as an asset called investment.  The remaining balance due of $326,000 has been recorded as a current liability.

8.     Other income:

For the three months ended December 31, 2002, the Company realized gains of approximately $11,000 related to the sale of the Astring-o-Sol® product line and approximately $26,000 related to the sale of the Klutch® product line.  The realized gains pertain to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of the Astring-o-Sol® and Klutch® brands.  These amounts are included in other income on the statements of operations.  Also included in other income is $15,000 in property tax refunds paid in prior years and approximately $45,000, which is the Company’s portion of the net profits from their new investment with The Monticello Companies, Inc.

Item 2.            Management’s Discussion and Analysis or Plan of Operations

                        Material Changes in Results of Operations

                        Three Months Ended December 31, 2002, and December 31, 2001

Gross revenues for the three months ended December 31, 2002, were $2,691,000, an increase of approximately $257,000, or 11%, from the comparable three months ended December 31, 2001.  The Company reported increased volume in the newly acquired brands ($274,000) plus the added sales from the private label ($208,000) segment.  In addition, the Company reported nominal volume increases from depilatories and nasal spray products.  The increase in gross revenues was partially offset by lower sales volume of existing brands such as Lee® Lip-Ex® ($55,000), Cheracol®, Aquafilter®, Take-Off®, as well as other over-the-counter (OTC) brands and prescription drug products ($145,000).

Net revenues increased approximately $153,000, or 7%, for the three months ended December 31, 2002, as compared to the three months ended December 31, 2001.  The change in net revenues was due to the sales volume explanations discussed above.  The Company’s sales returns increased approximately $99,000, or 55%, when comparing the three months ended December 31, 2002 and 2001.  The Company continued to experience the discontinuance of a few of the Company’s SKUs (stock keeping units) along with short dated product at the retail store level.  In addition, the Company had a recall of a few of its brands.

Cost of sales as a percentage of gross revenues was 46% for the three months ended December 31, 2002, compared to 48% for the three months ended December 31, 2001.  The decreased cost of sales percentage was basically due to a change in the product mix.

Selling and advertising expenses increased $113,000, or 19%, when comparing the three months ended December 31, 2002 with the three months ended December 31, 2001.  The increase in expenses was due to the following factors: (1) added royalty expense from new acquisitions ($67,000), (2) higher insurance expense because of increased premiums for product liability coverage ($15,000), (3) increased commissions ($24,000) due to higher sales volume along with additional manufacturer representatives covering territories that were previously open, and (4) added cooperative advertising ($54,000).  The above increases were partially offset by a reduction in amortization expense ($55,000), the result of the Financial Accounting Standards Board issuance of Statement of Financial Accounting Standards No. 142 (FAS-142), Goodwill and Other Intangible Assets.  In connection with the adoption of this standard, the Company’s unamortized goodwill balance (product line) will no longer be amortized over its estimated useful life.

General and administrative expenses increased $9,000, or 3%, when comparing the three months ended December 31, 2002, with the three months ended December 31, 2001.  This increase was principally due to higher MIS (Management Information Systems) expenses for consulting services ($31,000), and higher legal fees ($11,000).  These expenses were partially offset by (1) lower salary and related fringe benefits due to the termination of an employee ($4,000), (2) reduced printing materials and supplies expense ($22,000), and (3) lower building rental expense because the facility is currently occupied by the production department ($4,000).

Interest expense increased $21,000, or 12%, when comparing the three months ended December 31, 2002, with the three months ended December 31, 2001.  The increase was due to higher overall borrowings (principal) by the Company.  The above was somewhat offset by a lower average prime interest rate (4.25% vs. 4.75%) in reference to certain loans which are tied to prime.

Liquidity and Capital Resources

At December 31, 2002, working capital was a negative $2,511,000 compared with a negative $1,883,000 as of September 30, 2002.  The ratio of current assets to current liabilities was .6 to 1 at December 31, 2002, and .7 to 1 at September 30, 2002.  The increase in the Company’s negative working capital was primarily due to a decrease in accounts receivable and an increase in payables for an investment acquisition.

The Company has an accumulated deficit of $8,107,000.  Although the Company experienced nominal net income in fiscal years 2000 and 2001, and the three months ended December 31, 2002, past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they become due, raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

As of December 31, 2002, no settlements have been reached.  The total amount expensed in prior years relating to this environmental issue is $860,000.  As of December 31, 2002, no additional amounts have been expensed or accrued.  The Company has an accrued liability on the books at December 31, 2002 of $740,000 for the environmental cleanup.

Item 3.            Controls and Procedures

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

The information set forth under Part I, Item 2, “Management’s Discussion and Analysis or Plan of Operations - Environmental Matters” is incorporated herein by reference.  See also “Legal Proceedings” in the Company’s Form 10-KSB for the fiscal year ended September 30, 2002.

Item 6.	Exhibits and Reports on Form 8-K:

The following exhibits are filed herewith:

	10.1	-	Promissory note evidencing advance made to the Registrant

	10.2	-	Promissory note evidencing advance made to the Registrant

	10.3	-	Promissory note which was amended (modified) in November 2002, evidencing advance made to the Registrant

The following exhibits have previously been filed by the Company:

	3.1	-	Articles of Incorporation, as amended(1)

	3.4	-	By-laws, as amended December 20, 1997(2)

	3.5	-	Amendment of By-laws effective March 14, 1978(2)

	3.6	-	Amendment to By-laws effective November 1, 1980(3)

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

LEE PHARMACEUTICALS
(Registrant)

Date:	FEBRUARY 14, 2003	/s/ RONALD G. LEE
Ronald G. Lee
Chairman of the Board, President and Chief Financial and Accounting Officer

CERTIFICATIONS*

I, Ronald G. Lee, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Lee Pharmaceuticals;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b ) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	FEBRUARY 14, 2003	/s/ RONALD G. LEE
Ronald G. Lee
President (Chief Executive Officer and Chief Financial Officer)

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant.  See Rules 13a-14 and 15d-14.  The required certification must be in the exact form set forth above.

WRITTEN STATEMENT

PURSUANT TO

18 U.S.C. SECTION 1350

The undersigned, RONALD G. LEE, the Chief Executive Officer/Chief Financial Officer, of LEE PHARMACEUTICALS (the “Company”), pursuant to 18 U.S.C. Section 1350, hereby certifies that:

(i)         the FORM 10-QSB of the Company for the quarter ended December 31, 2002 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	FEBRUARY 14, 2003

/s/ RONALD G. LEE
Ronald G. Lee