Form 10QSB
period 2003-03-31
LEE PHARMACEUTICALS
filed 2003-05-13
CIK 58411

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(626) 442 - 3141
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

As of March 31, 2003 there were outstanding 4,135,162 shares of common stock of the registrant.

Transitional Small Business Disclosure Format (check one):

Yes        ☐      No         ☒

LEE PHARMACEUTICALS

BALANCE SHEET

MARCH 31, 2003

(Dollars in thousands)

(Unaudited)

ASSETS

Cash		$34

Accounts and notes receivable (net of allowances: $188)		1,002

Inventories (net of reserves: $325)
Raw materials	$2,018
Work in process	215
Finished goods	421

Total inventories		2,654

Other current assets		724

Total current assets		4,414

Property, plant and equipment (less accumulated depreciation and amortization: $5,397)		649

Investment		601

Intangibles and other assets (net of accumulated amortization: $906)		2,237

TOTAL		$7,901

See Accompanying Selected Information to Unaudited Condensed Financial Statements.

LEE PHARMACEUTICALS

BALANCE SHEET

MARCH 31, 2003

(Dollars in thousands)

(Unaudited)

LIABILITIES

Bank overdraft	$92
Notes payable - bank	994
Current portion - notes payable, other	1,259
Current portion - note payable related party	850
Due on investment acquisition	278
Accounts payable	1,593
Other accrued liabilities	449
Environmental cleanup liability	366
Due to related parties	937
Deferred income	151

Total current liabilities	6,969

Long-term notes payable - bank	202
Long-term notes payable to related parties	1,774
Long-term notes payable, other	2,024
Environmental cleanup liability - Casmalia Site	374
Deferred income	100

Total long-term liabilities	4,474

Total liabilities	11,443

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)

Common stock, $.10 par value; authorized, 7,500,00 shares; issued and outstanding, 4,135,162 shares	413

Additional paid-in capital	4,222

Accumulated (deficit)	(8,177)

Total stockholders’ (deficit)	(3,542)

TOTAL	$7,901

See Accompanying Selected Information to Unaudited Condensed Financial Statements.

LEE PHARMACEUTICALS

STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2003	2002	2003	2002

Gross revenues	$2,825	$2,746	$5,516	$5,180
Less: Sales returns	(269)	(265)	(549)	(446)
Cash discounts and others	(37)	(20)	(63)	(41)

Net revenues	2,519	2,461	4,904	4,693
Costs and expenses:

Cost of sales	1,346	1,201	2,583	2,363
Selling and advertising expense	746	792	1,467	1,400
General and administrative expense	356	319	661	615
Interest expense	240	184	443	366

Total costs and expenses	2,688	2,496	5,154	4,744
Loss from operations	(169)	(35)	(250)	(51)

Other income	99	27	196	53

Net income (loss)	$(70)	$(8)	$(54)	$2

Per share:

Basic and diluted income (loss) per share	$(.02)	$.00	$(.01)	$.00

See Accompanying Selected Information to Unaudited Condensed Financial Statements.

LEE PHARMACEUTICALS

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended March 31,
	2003	2002

Cash flows provided by (used in) operating activities:
Net income (loss)	$(54)	$2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	75	89
Amortization of intangibles	99	213
Other (income)	(75)	(55)

Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	95	(492)
(Decrease) in allowance for doubtful accounts and sales returns and allowances	(11)	(117)
(Increase) in inventories	(185)	(202)
(Decrease) in inventory reserve	(51)	(74)
(Increase) decrease in deposits	(32)	61
(Increase) in other current assets	(188)	(61)
Increase in accounts payable and accrued liabilities	368	152
Increase in due to related parties - accrued interest	35	24
Net cash provided by (used in) operating activities	76	(460)

Cash flows from investing activities:
Additions to property, plant, and equipment	(206)	(70)
Proceeds from sale of product brand	—	265
Acquisition of product brand	—	(225)
Net cash (used in) investing activities	(206)	(30)

Cash flows from financing activities:
Proceeds from notes payable to related party	25	50
(Payments on) notes payable to related party	(80)	(81)
(Payments on) proceeds from notes payable - bank	(38)	162
Proceeds from notes payable, other	686	900
(Payments on) notes payable, other	(474)	(540)
Increase in bank overdraft	19	5
Net cash (used in) provided by financing activities	(138)	496

Net increase in cash	8	6
Cash, beginning of period	26	5

Cash, end of period	$34	$11

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$410	$326
Taxes	$1	$1

Acquisition of investment:

Investment acquired by debt	$601	$—

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

The Company is involved in various matters involving environmental cleanup issues.  See “Item 2. Management’s Discussion and Analysis or Plan of Operations” and Note 12 of Notes to Financial Statements included in the Company’s Form 10-KSB for the fiscal year ended September 30, 2002.  The ultimate outcome of these matters cannot presently be determined.  Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  The Company’s proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated.  As of March 31, 2003, no settlements have been reached.

2.               Continued existence:

The financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has an accumulated deficit of $8,177,000.  The Company’s recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.  Management’s plans in regard to these matters are to increase profitability by increasing sales, control expenses and seek additional financing from outside lenders.  The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

5.               Impairment of intangible assets:

At March 31, 2003, the Company had $5.1 million of product line and certain identifiable intangibles.  In assessing the recoverability of these intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If the estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.  In connection with the adoption of SFAS 142 issued in July 2001, the Company performed an impairment assessment for six months ended March 31, 2003, and deemed that no impairment charge is necessary.

6.               Earnings per share:

The Company has a simple capital structure, and there were no changes under the SFAS 128 methodology to the previously reported earnings (loss) per share amounts for any of the fiscal years.  Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding of 4,135,162 for the three and six months ended March 31, 2003 and 5,265,162 for the three and six months ended March 31 2002.  Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect of stock options previously granted.  These differences in the weighted average number of shares outstanding for the calculation of basic and diluted earnings per share resulted in no differences in the earnings per share.

7.               Acquisition:

In December 2002, the Company signed an agreement with The Monticello Companies, Inc. relating to the acquisition of a product line in conjunction with a large pharmaceutical company.  The original agreement called for Lee Pharmaceuticals to have a 40% ownership interest in the product line and to receive 40% of the net product profits as a monthly royalty.  This investment was recorded on the books for $800,800.  The Company paid $430,000 and recorded a current liability of $370,800.  As part of the agreement, after June 30, 2003, the Company will take over the sales, marketing, warehousing, shipping, invoicing and collection of the brand for a 7% fee.  This agreement was revised in February 2003, so that Lee Pharmaceuticals’ ownership interest and monthly royalty were reduced to 30%.  The Monticello Companies, Inc. repaid $107,500 of the original amount paid by the Company, and the Company has reduced the current liability ‘Due on Investment Acquisition’ to $278,100.  The Company reduced the original investment on the balance sheet to $600,600.

8.               Other income:

For the six months ended March 31, 2003, the Company realized gains of approximately $22,000 related to the sale of the Astring-o-Sol® product line and approximately $52,000 related to the sale of the Klutch® product line.  The realized gains pertain to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of the Astring-o-Sol® and Klutch® brands.  These amounts are included in other income on the statements of operations.  Also included in other income is $15,000 in property tax refunds paid in prior years and approximately $105,000, which is the Company’s portion of the net profits from their new investment with The Monticello Companies, Inc.

9.               Subsequent events:

Subsequent to March 31, 2003, Lee Pharmaceuticals agreed orally, with The Monticello Companies, Inc., to sell back their remaining30% interest in the product brand acquisition.  In conjunction with this, Lee Pharmaceuticals’ monthly royalties will be reduced accordingly.  The Company received $107,500, plus a portion of their royalties, in April 2003.  The remaining balance of the cash paid of $215,000 will be repaid prior to July 31, 2003.  At that time, Lee Pharmaceuticals will no longer have an investment interest or royalty interest in the product brand.  At March 31, 2003, the amounts recorded by the Company as an investment of $600,600 and a related liability of $278,100, result in a net of $322,500, which is the amount to be repaid to them from The Monticello Companies, Inc. subsequent to the balance sheet date.

Item 2.           Management’s Discussion and Analysis or Plan of Operations.

Material Changes in Results of Operations

Three Months Ended March 31, 2003, and March 31, 2002

Gross revenues for the three months ended March 31, 2003, were $2,825,000, an increase of approximately $79,000, or 3%, from the comparable three months ended March 31, 2002.  The Company reported increased volume in newly acquired product brands ($370,000) plus the added sales from the private label ($229,000) segment.  In addition, the Company reported volume increases from several over-the-counter (OTC) products.  The increase in gross revenues was partially offset by lower sales volume of existing brands such as Lee® Lip-Ex® ($235,000), depilatories, as well as other OTC brands and prescription drug products ($288,000).

Net revenues increased approximately $58,000, or 2%, for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002.  The change in net revenues was due to the sales volume explanations discussed above.  The Company’s sales returns showed a nominal increase of approximately $4,000, or 2%, when comparing the three months ended March 31, 2003 and 2002.  The amount of sales returns related to prior product recalls has diminished.

Cost of sales as a percentage of gross revenues was 48% for the three months ended March 31, 2003, compared to 44% for the three months ended March 31, 2002.  The increased cost of sales percentage was due to the continued change in the product mix and lower priced commodity-type goods with an accompanying higher cost of goods attached to them, thereby generating lower gross margins on sales of these related products.  In addition, the Company incurred additional building rental expense ($17,300) since the facility was previously subleased on a month-to-month basis, and now the Company needs the facility for manufacturing.  The Company also incurred additional manufacturing overhead expenses due to the expanded analytical testing requirements of the various production batches of the Company products ($44,800) along with increased labor costs, the result of additional manpower in the Quality Control Department ($17,000).

Selling and advertising expenses decreased $46,000, or 6%, when comparing the three months ended March 31, 2003 with the three months ended March 31, 2002.  The decrease in expenses was due to the following factors: (1) a reduction in amortization expense ($57,000), the result of the Financial Accounting Standards Board issuance of Statement of Financial Accounting Standards No. 142 (FAS-142), Goodwill and Other Intangible Assets.  In connection with the adoption of this standard, the Company’s unamortized goodwill balance (product line) will no longer be amortized over its estimated useful life.  Also, the Company experienced (2) lower sales force commissions/bonuses along with salary and related fringe benefits resulting from the resignation of a sales person who was not replaced ($27,800), and (3) lower commissions ($10,000), the result of increased sales into open territories.  The above decreases were partially offset by (1) added royalty expense from new acquisitions ($61,000), and (2) higher insurance expense due to increased premiums for product liability coverage ($12,000).

General and administrative expenses increased $37,000, or 12%, when comparing the three months ended March 31, 2003, with the three months ended March 31, 2002.  This increase was principally due to higher MIS (Management Information Systems) expenses for consulting services ($36,000), and higher legal fees ($39,000).  These expenses were partially offset by (1) lower salary and related fringe benefits due to the termination of an employee ($11,000), (2) reduced printing materials and supplies expense ($15,000), and (3) lower building rental expense because the facility is currently occupied by the production department ($10,000).

Interest expense increased $56,000, or 30%, when comparing the three months ended March 31, 2003, with the three months ended March 31, 2002.  The increase was due to higher overall borrowings (principal) by the Company.  The above was somewhat offset by a lower average prime interest rate (4.25% vs. 4.75%) in reference to certain loans which are tied to prime.

The Company realized other income of approximately $99,000 for the three months ended March 31, 2003, as compared to $27,000 for the comparable three months ended March 31, 2002. The income pertains to realized gains related to the sale of the Astring-o-Sol® product line ($11,000) and approximately $26,000 related to the sale of the Klutch® product line. The realized gains pertain to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of the Astring-o-Sol® and Klutch® brands. Also included in other income is approximately $60,000 which is the Company's portion of the net profits from their new investment with The Monticello Companies, Inc. For the three months ended March 31, 2002, the Company realized other income ($27,000) related to the sale of the Klutch® product line.

Material Changes in Results of Operations

Six Months Ended March 31, 2003, and March 31, 2002

Gross revenues for the six months ended March 31, 2003, were $5,516,000, an increase of approximately $336,000, or 6%, from the comparable six months ended March 31, 2002.  The increased sales volume was due to newly acquired product brands ($643,000) plus the added sales from the private label ($431,000) segment.  In addition, the Company reported volume increases from several OTC products.  The above increased gross revenues were somewhat offset by lower sales volume of existing brands, namely Lee® Lip-Ex® ($291,000), depilatories, as well as other OTC brands and prescription drug products ($383,000).

Net revenues increased approximately $211,000, or 4%, for the six months ended March 31, 2003, as compared to the six months ended March 31, 2002.  The change in net revenues was due to the sales volume explanations discussed above.  The Company’s sales returns increased $103,000, or 23%, when comparing the six months ended March 31, 2003 and 2002.  The higher amount of sales returns is related to prior product recalls.

Cost of sales as a percentage of gross revenues was 47% for the six months ended March 31, 2003, compared to 46% for the six months ended March 31, 2002.  This slight increase in the cost of sales percentage was due to the continued change in the product mix along with lower priced commodity-type goods with an accompanying higher cost of goods attached to them, thereby generating lower gross margins on sales of these related products.  The Company also incurred increased manufacturing overhead expenses due to the expanded analytical testing requirements of the various production batches of the Company products ($64,000), and increased labor costs as a result of additional manpower in the Quality Control Department ($21,000).  Furthermore, the Company incurred additional building rental expense ($38,400) since the building, previously subleased on a month-to-month basis, is now needed by the Company for manufacturing.

Selling and advertising expenses increased $67,000, or 5%, when comparing the six months ended March 31, 2003 with the six months ended March 31, 2002.  The increase in expenses was due to the following factors: (1) added royalty expense from new acquisitions ($126,000), (2) higher insurance expense because of increased premiums for product liability coverage ($28,000), and (3) added cooperative advertising ($57,000).  The above increases were somewhat offset by a reduction in amortization expense ($114,000), the result of the Financial Accounting Standards Board issuance of Statement of Financial Accounting Standards No. 142 (FAS-142), Goodwill and Other Intangible Assets.  In connection with the adoption of this standard, the Company’s unamortized goodwill balance (product line) will no longer be amortized over its estimated useful life.  In addition, the Company experienced lower sales force commissions/bonuses along with salary and related fringe benefits resulting from the resignation of a sales person who was not replaced ($31,000).

General and administrative expenses increased $46,000, or 7%, when comparing the six months ended March 31, 2003, with the six months ended March 31, 2002.  The increase was principally due to higher MIS expenses for consulting services ($56,000), and higher legal fees ($39,000).  These expenses were principally offset by (1) lower salary and related fringe benefits, the result of an employee termination ($14,000), (2) reduced printing materials and supplies expense ($17,000), and (3) lower building rental expense because the facility is currently occupied by manufacturing ($14,000).

Interest expense increased $77,000, or 21%, when comparing the six months ended March 31, 2003, with the six months ended March 31, 2002.  This was due to increased borrowings at a rate higher than the prime rate, but was somewhat offset by a lower average prime interest rate (4.25% vs. 4.95%) in reference to certain loans which are tied to prime.

For the six months ended March 31, 2003, the Company realized other income in the amount of $196,000 as compared to $53,000 for the six months ended March 31, 2002. This increase was due to the same explanations discussed earlier namely; gains related to the sale of the Astring-o-Sol® & Klutch® product lines ($75,000) and the Company's portion of the net profits from their new investment with the Monticello Companies, Inc. ($105,000).

Liquidity and Capital Resources

At March 31, 2003, working capital was a negative $2,555,000 compared with a negative $1,883,000 as of September 30, 2002.  The ratio of current assets to current liabilities was .6 to 1 at March 31, 2003, and .7 to 1 at September 30, 2002.  The increase in the Company’s negative working capital was primarily due to a decrease in accounts receivable and an increase in payables and acquisition investment debt.

The Company has an accumulated deficit of $8,177,000.  Although the Company experienced nominal net income in fiscal years 2000 and 2001, and the three months ended December 31, 2002, past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they become due, raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

On July 8, 2002, the RWQCB sent a “Second Notice of Violation” to the Company directing the Company to comply with the requirement to prepare a groundwater remedial action plan (RAP).  The Company previously notified the RWQCB that it could not comply with the requirement to submit a RAP because of ongoing financial difficulties.  The RWQCB requested that the Company submit certain financial information by July 29, 2002 to “substantiate any alleged financial losses and determine whether any suspension of implementing the...(Cleanup and Abatement Order) is warranted.”  The Company has received an extension to submit the required financial information to August 19, 2002.  The Company submitted the requested financial information on August 16, 2002.  As of the date of the financial statements, no response has been received regarding the Company’s request for relief due to financial hardship.  However, in April 2003, the Company received a letter from the RWQCB directing the Company to conduct the required testing and submit the technical report immediately.  The letter noted that failure to submit the report may result in administrative civil penalties not to exceed $1,000 per day since July 15, 2002, the date the report was originally due.  The Company also may be liable for all or part of the costs of remediating the contamination on its property and could be subject to enforcement action by the RWQCB, including injunctive remedies.  As of the date of the financial statements, the Company’s share of the costs have not been determined.

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

As of March 31, 2003, no settlements have been reached.  The total amount expensed in prior years relating to this environmental issue is $860,000.  As of March 31, 2003, no additional amounts have been expensed or accrued.  The Company has an accrued liability on the books at March 31, 2003 of $740,000 for the environmental cleanup.

14

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

Item 4.            Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the registrant occurred on March 11, 2003.  At that meeting, the following directors were elected:

	VOTES
Director	FOR	WITHHELD

Dr. Henry L. Lee	3,483,730	109,387
Ronald G. Lee	3,483,730	109,387
William M. Caldwell IV	3,483,230	109,887

	VOTES
	FOR	AGAINST	ABSTAIN
The appointment of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. as independent auditors	3,501,147	45,400	46,570

Item 6.            Exhibits and Reports on Form 8-K:

The following exhibits are filed herewith:

10.1	-	Promissory note evidencing advance made to the Registrant

10.2	-	Modification of secured promissory note dated February 4, 2003, regarding inventory,between Lee Pharmaceuticals and Preferred Business Credit, Inc.

10.3	-	Secured promissory note dated November 14, 2002, regarding equipment, between Lee Pharmaceuticals and Preferred Business Credit, Inc.

10.4	-	Secured promissory note dated February 4, 2003, regarding equipment, between Lee Pharmaceuticals and Preferred Business Credit, Inc.

The following exhibits have previously been filed by the Company:

3.1	-	Articles of Incorporation, as amended (1)

3.4	-	By-laws, as amended December 20, 1997 (2)

3.5	-	Amendment of By-laws effective March 14, 1978 (2)

3.6	-	Amendment to By-laws effective November 1, 1980 (3)

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

LEE PHARMACEUTICALS
(Registrant)

Date:	MAY 13, 2003	RONALD G. LEE
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

Date:	MAY 13, 2003	RONALD G. LEE
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

WRITTEN STATEMENT

PURSUANT TO

18 U.S.C. SECTION 1350

The undersigned, RONALD G. LEE, the Chief Executive Officer/Chief Financial Officer, of LEE PHARMACEUTICALS (the “Company”), pursuant to 18 U.S.C. Section 1350, hereby certifies that:

(i)  the FORM 10-QSB of the Company for the quarter ended March 31, 2003 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	MAY 13, 2003

RONALD G. LEE
Ronald G. Lee