Form 10QSB
period 2003-06-30
LEE PHARMACEUTICALS
filed 2003-08-12
CIK 58411

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of June 30, 2003 there were outstanding 4,135,162 shares of common stock of the registrant.

Transitional Small Business Disclosure Format (check one):  Yes ☐              No ☒

LEE PHARMACEUTICALS
BALANCE SHEET
JUNE 30, 2003
(Dollars in thousands)
(Unaudited)

ASSETS
Cash		$28

Accounts and notes receivable (net of allowances: $190)		982

Inventories (net of reserves: $330)
Raw materials	$1,960
Work in process	200
Finished goods	411

Total inventories		2,571

Other current assets		447

Total current assets		4,028

Property, plant and equipment (less accumulated depreciation and amortization: $5,413)		667

Investment		400

Intangibles and other assets (net of accumulated amortization: $956)		2,188

TOTAL		$7,283

See Accompanying Selected Information to Unaudited Condensed Financial Statements.

LEE PHARMACEUTICALS
BALANCE SHEET
JUNE 30, 2003
(Dollars in thousands)
(Unaudited)

LIABILITIES

Bank overdraft	$225
Notes payable - bank	978
Current portion - notes payable, other	1,023
Current portion - note payable related party	880
Due on investment acquisition	185
Accounts payable	1,741
Other accrued liabilities	427
Environmental cleanup liability	366
Due to related parties	923
Deferred income	137

Total current liabilities	6,885

Long-term notes payable to related parties	1,803
Long-term notes payable, other	1,908
Environmental cleanup liability - Casmalia Site	374
Deferred income	76

Total long-term liabilities	4,161

Total liabilities	11,046

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)

Common stock, $.10 par value; authorized, 7,500,00 shares; issued and outstanding, 4,135,162 shares	413

Additional paid-in capital	4,222

Accumulated (deficit)	(8,398)

Total stockholders’ (deficit)	(3,763)

TOTAL	$7,283

See Accompanying Selected Information to Unaudited Condensed Financial Statements.

LEE PHARMACEUTICALS
STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

		For the Three Months Ended June 30,		For the Nine Months Ended June 30,
		2003	2002	2003	2002

	Gross revenues	$2,430	$2,440	$7,946	$7,620
Less:	Sales returns	(159)	(202)	(708)	(648)
	Cash discounts and others	(22)	(29)	(85)	(70)

	Net revenues	2,249	2,209	7,153	6,902

	Costs and expenses:

	Cost of sales	1,348	1,136	3,931	3,499
	Selling and advertising expense	666	805	2,133	2,205
	General and administrative expense	309	281	970	896
	Interest expense	221	193	664	559

	Total costs and expenses	2,544	2,415	7,698	7,159

	Loss from operations	(295)	(206)	(545)	(257)

	Other income	74	39	270	92

	Net (loss)	$(221)	$(167)	$(275)	$(165)

	Per share:

	Basic and diluted (loss) per share	$(.05)	$(.04)	$(.07)	$(.04)

See Accompanying Selected Information to Unaudited Condensed Financial Statements.

LEE PHARMACEUTICALS
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended June 30,
	2003	2002

Cash flows provided (used) by operating activities:
Net income (loss)	$(275)	$(165)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	123	130
Amortization of intangibles	149	356
(Decrease) in deferred income	—	(82)
Other (Income)	(113)	(1)
Decrease in accounts receivable	113	222
(Decrease) in allowance for doubtful accounts	(9)	(142)
(Increase) in inventories	(107)	—
(Decrease) in inventory reserve	(46)	(331)
Decrease in deposits	35	53
Decrease (increase) in other current assets	22	(67)
Increase in accounts payable and accrued liabilities	494	351
Increase in due to related parties	21	45
Net cash flows provided (used) by operating activities	407	369

Cash flows provided (used) by investing activities:
Acquisition of property and equipment	(273)	(101)
Proceeds from sale of equipment	—	1
Proceeds from sale of product brand	—	265
Acquisition of product brand	—	(660)
Investment in Tronolane® brand	(430)	—
Proceeds from sale of interest in Tronolane® brand	215	—
Net cash flows provided (used) by investing activities	(488)	(495)

Cash flows provided (used) by financing activities:
Proceeds from notes payable to related party	93	53
Payments of notes payable to related party	(89)	(133)
Payments of notes payable to bank	(256)	(283)
Proceeds from notes payable, other	800	1,365
Payments of notes payable, other	(617)	(830)
Increase (decrease) in bank overdraft	152	(35)
Net cash flows provided (used) by financing activities	83	137

Net increase in cash	2	11
Cash at the beginning of the year	26	5
Cash at the end of the year	$28	$16

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$593	$497
Taxes	$1	$1

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

The Company is involved in various matters involving environmental cleanup issues.  See “Item 2. Management’s Discussion and Analysis or Plan of Operations” and Note 12 of Notes to Financial Statements included in the Company’s Form 10-KSB for the fiscal year ended September 30, 2002.  The ultimate outcome of these matters cannot presently be determined.  Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  The Company’s proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated.  As of June 30, 2003, no settlements have been reached.

2.               Continued existence:

The financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has an accumulated deficit of $8,398,000.  The Company’s recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.  Management’s plans in regard to these matters are to increase profitability by increasing sales, control expenses and seek additional financing from outside lenders.  The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

5.               Impairment of intangible assets:

At June 30, 2003, the Company had $5.1 million of product line and certain identifiable intangibles.  In assessing the recoverability of these intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If the estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.  In connection with the adoption of SFAS 142 issued in July 2001, the Company performed an impairment assessment for nine months ended June 30, 2003, and deemed that no impairment charge is necessary.

6.               Earnings per share:

The Company has a simple capital structure, and there were no changes under the SFAS 128 methodology to the previously reported earnings (loss) per share amounts for any of the fiscal years.  Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding of 4,135,162 for the three and nine months ended June 30, 2003 and 5,265,162 for the three and nine months ended June 30 2002.  Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect of stock options previously granted.  These differences in the weighted average number of shares outstanding for the calculation of basic and diluted earnings per share resulted in no differences in the earnings per share.

7.               Acquisition:

In December 2002, the Company signed an agreement with The Monticello Companies, Inc. relating to the acquisition of a product line in conjunction with a large pharmaceutical company.  The original agreement called for Lee Pharmaceuticals to have a 40% ownership interest in the product line and to receive 40% of the net product profits as a monthly royalty.  This investment was recorded on the books for $800,800.  The Company paid $430,000 and recorded a current liability of $370,800.  As part of the agreement, after July 31, 2003, the Company will take over the sales, marketing, warehousing, shipping, invoicing and collection of the brand for a 6% fee.  This agreement was revised in April 2003, so that Lee Pharmaceuticals’ ownership interest and monthly royalty were reduced to 20%.  The Monticello Companies, Inc. repaid $215,000 of the original amount paid by the Company, and the Company has reduced the current liability ‘Due on Investment Acquisition’ to $185,400.  The Company reduced the original investment on the balance sheet to $400,400.

8.               Other income:

For the nine months ended June 30, 2003, the Company realized gains of approximately $31,000 related to the sale of the Astring-o-Sol® product line and approximately $81,000 related to the sale of the Klutch® product line.  The realized gains pertain to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of the Astring-o-Sol® and Klutch® brands.  These amounts are included in other income on the statements of operations.  Also included in other income is $15,000 in property tax refunds paid in prior years and approximately $143,000, which is the Company’s portion of the net profits from their new investment with The Monticello Companies, Inc.

9.               Subsequent events:

During the quarter ended June 30, 2003, Lee Pharmaceuticals agreed orally, later confirmed in writing via contract, with The Monticello Companies, Inc. to sell back their remaining 20% interest in the product brand acquisition.  In conjunction with this, Lee Pharmaceuticals’ monthly royalties will be reduced accordingly.  At June 30, 2003, the amounts recorded by the Company as an investment of $400,400 and a related liability of $185,400, result in a net of $215,000.  This amount ($215,000) was received from The Monticello Companies, Inc. in July 2003.  As of July 31, 2003, Lee Pharmaceuticals will no longer have an investment interest or royalty interest in the product brand.

At the close of business on July 18, 2003, the Company sold one of its product brands for $665,000.  The Company received $365,000 in cash.  In addition, the principal balance of an existing note payable, to the buyer, was reduced from $600,000 to $300,000.  Also, the Company will receive approximately $25,000 as a cash deposit related to certain inventory items.

Item 2.                                    Management’s Discussion and Analysis or Plan of Operations.

Material Changes in Results of Operations
Three Months Ended June 30, 2003, and June 30, 2002

Gross revenues for the three months ended June 30, 2003, were $2,430,000, a decrease of approximately $10,000, from the comparable three months ended June 30, 2002.  The Company reported decreases in sales volume associated with depilatories ($119,000), numerous over-the-counter (OTC) products ($192,000), and the private label segment ($20,000).  The decrease in gross revenues was partially offset by the added sales volume of Lee® Lip-Ex® ($226,000), Lee Nails® category ($54,000), as well as other OTC brands ($45,000).

Net revenues increased approximately $40,000, or 2%, for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002.  The change in net revenues was due to the sales volume explanations discussed above and a decrease of $43,000, or 21%, in sales returns when comparing the three months ended June 30, 2003 and 2002.  The decrease in sales returns related to fewer prior product recalls.

Cost of sales as a percentage of gross revenues was 56% for the three months ended June 30, 2003, compared to 47% for the three months ended June 30, 2002.  The increased cost of sales percentage was due to the continued change in the product mix and lower priced commodity-type goods with an accompanying higher cost of goods attached to them, thereby generating lower gross margins on sales of these related products.  In addition, the Company incurred additional building rental expense ($10,500) since the facility was previously subleased on a month-to-month basis, and now the Company needs the facility for manufacturing.  The Company also incurred additional manufacturing overhead expenses due to the expanded analytical testing requirements of the various production batches of the Company products ($28,600) along with increased consulting services associated with the Quality Control Department ($19,500).

Selling and advertising expenses decreased $139,000, or 17%, when comparing the three months ended June 30, 2003 with the three months ended June 30, 2002.  The decrease in expenses was due to the following factors.  There was a reduction in amortization expense ($93,000) as a result of the Financial Accounting Standards Board issuance of Statement of Financial Accounting Standards No. 142 (FAS-142), Goodwill and Other Intangible Assets.  In connection with the adoption of this standard, the Company’s unamortized goodwill balance (product line) will no longer be amortized over its estimated useful life.  Also, the Company experienced increased bad debt reserve ($74,000) during June 2002 and no comparable adjustment during the comparative quarter of 2003, and lower sales force commissions/bonuses along with salary and related fringe benefits resulting from the resignation of a sales person who was not replaced ($30,000).  The above decreases were partially offset by (1) increased convention expense, the result of more shows and conventions attended ($22,000), (2) additional cooperative advertising expense ($28,000), and (3) higher insurance expense due to increased premiums for product liability coverage ($23,000).

General and administrative expenses increased $28,000, or 10%, when comparing the three months ended June 30, 2003, with the three months ended June 30, 2002.  This increase was principally due to higher MIS (Management Information Systems) expenses for consulting services ($12,500), increased accounting and auditing accrual ($13,000), and higher building rental expense due to a reduction in the number of buildings with sublease rental income ($23,800).  These expenses were partially offset by lower salary and related fringe benefits due to employee terminations ($23,000).

Interest expense increased $28,000, or 15%, when comparing the three months ended June 30, 2003, with the three months ended June 30, 2002.  The increase was due to higher overall borrowings (principal) by the Company.

The Company realized other income of approximately $74,000 for the three months ended June 30, 2003, as compared to $39,000 for the comparable three months ended June 30, 2002.  The income pertains to realized gains related to the sale of the Astring-o-Sol® product line ($11,000) and approximately $26,000 related to the sale of the Klutch® product line.  The realized gains pertain to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of the Astring-o-Sol® and Klutch® brands.  Also included in other income is approximately $39,000 which is the Company’s portion of the net profits from its new investment with The Monticello Companies, Inc.  For the three months ended June 30, 2002, the Company realized other income ($27,000) related to the sale of the Klutch® product line and $11,000 of property tax refunds.

Material Changes in Results of Operations
Nine Months Ended June 30, 2003, and June 30, 2002

Gross revenues for the nine months ended June 30, 2003, were $7,946,000, an increase of approximately $326,000, or 4%, from the comparable nine months ended June 30, 2002.  The increased sales volume was due to newly acquired brands ($655,000) plus the added sales from the private label segment ($411,000).  In addition, the Company reported volume increases from several OTC products.  The above increased gross revenues were somewhat offset by lower sales volume of existing brands, namely Lee® Lip-Ex® ($64,000), depilatories ($128,000), as well as other OTC brands and prescription drug products ($522,000).

Net revenues increased $251,000, or 4%, for the nine months ended June 30, 2003, as compared to the nine months ended June 30, 2002.  The change in net revenues was due to the sales volume explanations discussed above.  The Company’s sales returns increased $60,000, or 9%, when comparing the nine months ended June 30, 2003 and 2002.  The higher amount of sales returns is related to prior product recalls and a reduction adjustment of the sales returns allowance during fiscal 2002.

Cost of sales as a percentage of gross revenues was 50% for the nine months ended June 30, 2003, compared to 46% for the nine months ended June 30, 2002.  The increase in the cost of sales percentage was due to the continued change in the product mix along with lower priced commodity-type goods with an accompanying higher cost of goods attached to them, thereby generating lower gross margins on sales of these related products.  The Company also incurred increased manufacturing overhead expenses due to the expanded analytical testing requirements of the various production batches of its products ($108,000) along with increased consulting services associated with the Quality Control Department ($30,000).  Furthermore, the Company incurred additional building rental expense ($49,000) since the buildings, previously subleased, are now needed by the Company for manufacturing and shipping.

Selling and advertising expenses decreased $72,000, or 3%, when comparing the nine months ended June 30, 2003 with the nine months ended June 30, 2002.  The decrease in expenses was due to a reduction in amortization expense ($207,000), the result of the Financial Accounting Standards Board issuance of Statement of Financial Accounting Standards No. 142 (FAS-142), Goodwill and Other Intangible Assets.  In connection with the adoption of this standard, the Company’s unamortized goodwill balance (product line) will no longer be amortized over its estimated useful life.  In addition, the Company experienced lower sales force commissions/bonuses along with salary and related fringe benefits resulting from the resignation of a sales person who was not replaced ($55,000) and an increase to the bad debt reserve ($74,000) during June 2002 and no comparable adjustment during comparative quarter of 2003.  The above decreases were somewhat offset by the following factors: (1) added royalty expense from new acquisitions ($98,000), (2) higher insurance expense because of increased premiums for product liability coverage ($51,000), (3) added cooperative advertising ($86,000), and (4) higher freight costs ($19,000).

General and administrative expenses increased $74,000, or 8%, when comparing the nine months ended June 30, 2003, with the nine months ended June 30, 2002.  The increase was principally due to higher MIS expenses for consulting services ($48,000), higher building rental expense because the facility is currently occupied by manufacturing and shipping ($10,000), and higher legal fees ($42,000).  These expenses were principally offset by lower salary and related fringe benefits, the result of employee terminations ($41,000).

Interest expense increased $105,000, or 19%, when comparing the nine months ended June 30, 2003, with the nine months ended June 30, 2002.  This was due to increased borrowings at a rate higher than the prime rate.

For the nine months ended June 30, 2003, the Company realized other income in the amount of $270,000 as compared to $92,000 for the nine months ended June 30, 2002.  This increase was due to the same explanations discussed earlier, namely gains related to the sale of the Astring-o-Sol® product line ($32,000) and the Company’s portion of the net profits from its new investment with The Monticello Companies, Inc. ($143,000).

Liquidity and Capital Resources

At June 30, 2003, working capital was a negative $2,857,000 compared with a negative $1,883,000 as of September 30, 2002.  The ratio of current assets to current liabilities was .6 to 1 at June 30, 2003, and .7 to 1 at September 30, 2002.  The increase in the Company’s negative working capital was primarily due to a decrease in accounts receivable, an increase in payables and acquisition investment debt, and a portion of previous long term debt becoming short term.

The Company has an accumulated deficit of $8,398,000.  Although the Company experienced nominal net income in fiscal years 2000 and 2001, and the three months ended December 31, 2002, past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they become due, raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

As of June 30, 2003, no settlements have been reached.  The total amount expensed in prior years relating to this environmental issue is $860,000.  As of June 30, 2003, no additional amounts have been expensed or accrued.  The Company has an accrued liability on the books at June 30, 2003 of $740,000 for the environmental cleanup.

Item 3.                                    Controls and Procedures

The chief executive officer and chief financial officer of the Company (the “certifying officer”) evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported, within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the certifying officer on a timely basis.

The certifying officer concluded, based on his evaluation, that the Company’s disclosure controls and procedures are effective for the Company.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                    Legal Proceedings

The information set forth under Part I, Item 2, “Management’s Discussion and Analysis or Plan of Operations - Environmental Matters” is incorporated herein by reference.  See also “Legal Proceedings” in the Company’s Form 10-KSB for the fiscal year ended September 30, 2002.

Item 6.                                    Exhibits and Reports on Form 8-K:

The following exhibits are filed herewith:

10.1	-	Promissory note evidencing advance made to Registrant

31.1	-	Certification by Chief Executive Officer and Chief Financial Officer

32.1	-	Section 1350 Certification

The following exhibits have previously been filed by the Company:

3.1	-	Articles of Incorporation, as amended (1)

3.4	-	By-laws, as amended December 20, 1997 (2)

3.5	-	Amendment of By-laws effective March 14, 1978 (2)

3.6	-	Amendment to By-laws effective November 1, 1980 (3)

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

LEE PHARMACEUTICALS
(Registrant)

Date:	AUGUST 8, 2003	RONALD G. LEE
Ronald G. Lee
Chairman of the Board, President and Chief Financial and Accounting Officer