Form 10KSB
period 2003-09-30
LEE PHARMACEUTICALS
filed 2003-12-24
CIK 58411

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

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

Yes       ☒     No       ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year:  $9,730,000 Gross

As of the close of business on November 28, 2003, the aggregate market value of Lee Pharmaceuticals’ Common Stock held by nonaffiliates was $279,374.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  Common Stock, par value $.10; 4,135,162 shares outstanding as of the close of business on November 28, 2003.

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

Consumer products segment

The Company manufactures and sells lip balm, lip gloss, hair removal products, antacid tablets, nasal care products, artificial fingernail extenders and related fingernail products, a variety of over-the-counter items and prescription drug products.  The Company participates in cooperative advertising with many of its retailers.

In fiscal 2000, the Company continued the expansion of the Lee® Lip-Ex® line to include 6 new “fun” flavored SPF 15 sticks.  In addition, a new line of 6 “fun” flavored sticks called Lee® Sippers® Lip Gloss was introduced.  The target markets include women and teenagers.  On November 15, 1999, the Company purchased Cope®, a tension headache relief tablet, and Astring-o-Sol®, a concentrated mouthwash, from U.S. Dermatologics, Inc.  In addition, on January 31, 2000, the Company acquired Serutan®, toasted granules, a bulk-forming laxative, from Numark Laboratories, Inc.

On October 30, 2000, the Company acquired the Sloans® Liniment hand pain relief medication from C.B. Fleet Co., Inc.  On February 12, 2001, the Company purchased the Black Draught® laxative product line from Monticello Drug Company.  On August 22, 2001, the Company acquired the DeWitt’s® analgesic pills for backache and joint pain relief from Monticello Drug Company.  Subsequent to fiscal year end 2001, the Company exercised an option to resell the product line back to Monticello Drug Company.  Also, during fiscal 2001, the Company expanded its private label offerings to include several major grocery chains, drug wholesalers and retail chains.

The Consumer Products Division of the Company continues as the major revenue contributor to the Company.  In fiscal year 2003, the Lee Consumer Products Division generated in excess of 95% of the revenues of the Company.  The senior management team envisions the continued growth and importance of this division and has put in place resources for further sales development.

In fiscal year 2003, the Consumer Products Division continued the emphasis on gaining product distribution and product line diversification.  This diversification was two-fold.  First, through the further development of private label (store brands) for major chain accounts (K-Mart, Eckerd, Pathmark, Chain Drug Consortium, Family Dollar, Food Lion) in the USA and internationally.  Secondly, through acquisitions of products which are complementary to the existing Company’s products.

The primary strategy for fiscal year 2003 was to continue to establish a solid foundation to further build sales volume in retail establishments.  This was done by targeting new trade classes, expanding sales globally and replacing older, lower sales volume products.

In fiscal 2003, the Company’s marketing department expanded the following product categories:

Oral Care Products

The Company continued the expansion of the lip care category by providing key chain account retailers with their own label of lip conditioners.  This strategy has been successful to further partner with accounts in other categories.  In addition, the Company has reinforced efforts in selling to both the dollar store as well as the convenience store trade class which continues to gain consumer market share.

Cough and Cold Products

The Company has secured distribution of the saline nasal spray by providing major chain retailers with their own private label.  The Company will continue to pursue this strategy in the future.

During fiscal 2003, the Company once again expanded its over-the-counter category of products by way of an acquisition:

On September 10, 2003, the Company acquired OraStat® from Stiefel® Laboratories, Inc.  The OraStat® Oral Anesthetic Gel enjoys distribution in retail outlets across the United States — distribution and sales levels that the Company hopes to expand under its sales and marketing expertise.  In addition, the Company is looking at the possibility of generating additional volume with this product by providing it as a store brand for major chain accounts.

Internal and external diversification efforts carried out by the Company’s Consumer Products Division contributed long term opportunities for the Company during fiscal year 2003.  This effort has:

•                  Added sales volume in brand categories which were nonexistent in prior Company history.

•                  Continued expansion efforts into convenience, independent novelty stores, and dollar stores.

•                  Expanded the Company’s product line into global markets.

The Company sold iodex® (anti-infective ointment) to Monticello Drug Company in July 2003.

Domestic consumer products marketing

Consumer products are sold nationally, principally through major retail drug, food and discount department store chains.  In addition, the Lee® Lip-Ex® lip balm and Aquafilter® brands have national distribution in convenience and independent novelty stores.   Retail distribution is primarily accomplished through a network of independent general merchandise sales representatives.  The Company participates in cooperative advertising with many of its retailers.

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

Dental products segment

From its inception in 1971 through 2003, the Company at various times introduced dental products designed to satisfy specific material or supply requirements of the practicing dental professional and of the orthodontic specialist.

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

Applicable to All Segments

Foreign and Domestic Operations and Export Sales

	Year ended September 30
	2003	2002	2001
	(000)	(000)	(000)
United States export sales (except Canada)	$242	$253	$224
United States domestic sales (including Canada)	$9,488	$9,901	$9,253

Research program

The Company focuses on brand acquisitions rather than extensive internal research and development.  Effective July 1996 the Company eliminated its internal research and development department, and decided that future testing and research, that cannot be absorbed by its quality assurance and production control departments, will be placed outside the Company.  The Company follows the policy of expensing all research and development costs when incurred.  The Company did not have any internal research and development expenses during fiscal years September 30, 2003 and 2002.

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

Effective November 23, 1998, the Company applied for and was granted a Controlled Substance License with the Drug Enforcement Agency (DEA).  The license is issued for one year and grants the Company the right to distribute prescription drug products containing controlled substance (s).  As of March 3, 2003, the Company’s DEA license was renewed.

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

On July 8, 2002, the RWQCB sent a “Second Notice of Violation” to the Company directing the Company to comply with the requirement to prepare a groundwater remedial action plan (RAP).  The Company previously notified the RWQCB that it could not comply with the requirement to submit a RAP because of ongoing financial difficulties.  The RWQCB requested that the Company submit certain financial information by July 29, 2002 to “substantiate any alleged financial losses and determine whether any suspension of implementing the...(Cleanup and Abatement Order) is warranted.”  The Company has received an extension to submit the required financial information to August 19, 2002. The Company submitted the requested financial information on August 16, 2002.  The Company received a response whereby their request for financial hardship was denied.  The Company is in the process of appealing this decision based primarily upon the continued deterioration in the Company finances since the original filing.  The Company may be liable for all or part of the costs of remediating the contamination on its property and could be subject to enforcement action by the RWQCB, including injunctive and civil monetary remedies.  As of the date of the financial statements, the Company’s share of the costs have not been determined.

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

The total amount of environmental investigation and cleanup costs that the Company may incur with respect to the foregoing is not known at this time.  However, based upon information available to the Company at this time, the Company has expensed since 1988 a total of $860,000, of which $89,000 were legal fees, exclusive of legal fees expended in connection with the Securities and Exchange Commission environmental investigation.  The actual costs could differ materially from the amounts expensed for environmental investigation and cleanup costs to date.

As of September 30, 2003, no additional amounts have been incurred and no settlements have been reached.

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

Employees

The Company’s work force of 92 presently includes 34 permanent employees, both salaried and hourly, and 58 personnel leased through employment agencies.

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

Although the Company does not believe that it is dependent upon any one customer or distributor, a customer accounted for 12% of the Company’s net revenues during fiscal 2003 and 2002, respectively.  No other customer accounted for 8% or more of the Company’s net revenues for those fiscal years.

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

ITEM 2.     DESCRIPTION OF PROPERTY.

The Company occupies, through ownership or lease, seven buildings on contiguous lots in South El Monte, California. The Company owns the following:

Address	Approximate square footage	Usage

1428 Santa Anita Avenue	10,400	Chemical processing and filling.

The Company leases the following:

Address	Approximate square footage	Aggregate annual rental		Lease expiration date	Usage
1434 Santa Anita Avenue	11,200	$65,070	*	11/30/2005	Inventory control, personnel, data processing, accounting offices and dental production/shipping.

1460 Santa Anita Avenue	14,560	84,594	*	11/30/2005	Consumer shipping.

1470 Santa Anita Avenue(1)	8,400	48,803	*	11/30/2005	Effective July 16, 1996, the building was subleased.

1500 Santa Anita Avenue	17,600	102,252	*	11/30/2005	Warehouse, consumer packaging operations, injection molding and corrugated printing.

1516 Santa Anita Avenue	17,600	102,252	*	11/30/2005	Sales/marketing offices, purchasing and warehouse.

1444 Santa Anita Avenue(2)	9,800	78,360	*	11/30/2005	Executive office, consumer production, quality control and bottle printing.

1427 Lidcombe Avenue	6,000	34,859	*	11/30/2005	Maintenance and chemical processing (rear building).

1425 Lidcombe Avenue	6,000	34,859	*	11/30/2005	Chemical processing and packaging.

1445 Lidcombe Avenue(2)	9,200	73,560	*	11/30/2005	Manufacturing and packaging.

*                 Revised biannually for consumer price index change.

(1)          The Company entered into a sublease agreement, effective April 1, 2001, which expires November 30, 2005.  The gross annual rental income is $49,812.  This new sublease replaces the sublease which expired November 30, 2000.

(2)          This property is treated as a sale leaseback agreement between the Company and Ronald G. Lee, President.  The monthly lease payments were set at the prevailing rates in the area at the time the leases were written.

All of the Company’s business segments use the properties owned or leased by the Company except for 1470 Santa Anita Avenue (sublease expires November 30, 2005).

The Company has a right of first refusal to acquire most of the buildings which it leases.

The Company believes that its existing facilities are adequate to enable it to continue to produce its products at their present volume together with any moderate increases thereto.

ITEM 3.     LEGAL PROCEEDINGS.

The action entitled Carma Laboratories, Inc. v. Lee Pharmaceuticals, related to the trade dress, was settled in April, 2003.  With respect to the jars of lip balm related to a private label, the Company will cease and desist from using the color yellow as the background color on the cap of its jar.  The parties acknowledge that the compromise settlement which has been entered into by them is without admission of wrongdoing, liability or violation of any law on the part of either party.

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

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company’s Common Stock trades on the electronic over-the-counter bulletin board under the trading symbol LPHM.  For the two most recent fiscal years, its shares have closed at high and low trading prices as follows:

	QTR	High	Low
FY 2003	1Q	$.1300	$.0800
	2Q	.1100	.0900
	3Q	.1100	.0900
	4Q	.1600	.0900
FY 2002	1Q	$.1600	$.1100
	2Q	.2400	.1700
	3Q	.2400	.1200
	4Q	.2400	.0800

There were approximately 715 shareholders of record of the Company’s Common Stock as of the close of business on September 30, 2003.

The Company has not paid any cash dividends and has no present intention of paying cash dividends in the foreseeable future.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Fiscal years ended September 30, 2003, and September 30, 2002

In fiscal 2003, net revenues decreased 5% to $8,758,000 from $9,226,000 in fiscal 2002.  The decrease in net revenues was primarily attributed to lower sales volume associated with the Lee® Lip-Ex® lip balm category ($281,000).  In addition, the Company experienced lower volume from controlled substance/prescription drug items ($180,000), depilatories ($85,000), Take-Off® ($60,000)  and various over-the-counter items ($600,000).  The decrease in net revenues was partially offset by higher sales volume generated from the private label ($386,000) segment and newly acquired brands ($465,000).  The  Company’s sales returns increased approximately $44,000 or 5% when comparing fiscal years 2003 and 2002.  The Company continued to experience the discontinuance of a few of the Company’s  SKUs (stock keeping units) at the retail store level.  The continued expansion into the private label business segment has been positive.

Cost of sales as a percentage of gross revenues for fiscal 2003 and 2002 was 54% and 49%, respectively.  The higher cost of sales percentage for fiscal 2003 was due to a continued change in the product mix along with lower priced commodity-type goods with an accompanying higher cost of goods attached to them, thereby generating lower gross margins in sales on these related products.  The lower gross margin goods include, but are not limited to, the Lee® Lip-Ex® lip balm category plus private label business.  Over 32% of the Company’s gross sales were generated from the lower gross margin goods.  Also, the Company hired an outside consulting firm to assist the Company in matters relating to the Food and Drug Administration and Good Manufacturing Practices.  For fiscal year ended September 30, 2003, The Company expensed $36,000 in this endeavor.  In addition, the Company has been utilizing analytical firms more than in the past due to the increasing levels of labeling and expanded analytical testing requirements.  When comparing fiscal years ended September 30, 2003 and 2002, the above two statements realized an increase in costs of approximately $138,000.

Selling and advertising expenses increased $150,000 or 6% when comparing fiscal years 2003 and 2002.  The increased expenses were primarily due to the following factors: (1) increased advertising expense ($137,000), (2) added royalty expense from product line acquisitions in fiscal 2002 ($77,000), (3) Increased product liability insurance premiums ($57,000), (4) increased freight costs ($36,000) and (5) higher building rent due to the Company re-occupying a building which was previously subleased ($24,000).  The above increases were partially offset by (1) lower salesmen’s salaries, related fringe benefits and commissions due to the resignation of a sales person who was not replaced ($100,000), (2) lower bad debt expense ($49,000) and (3) lower amortization expense due to two previous product acquisitions becoming fully amortized ($33,000).

General and administrative expenses increased $153,000 or 13% when comparing fiscal years 2003 and 2002.  This increase was principally due to (1) higher MIS (Management Information Systems) expenses for consulting services ($78,000), (2) higher legal expenses related to the Carma Laboratories, Inc. legal action ($40,000) and (3) an increase in supplies and printing expenses ($38,000).

Financial Accounting Standards No. 142 (FAS-142) became effective for the Company on October 1, 2001.  FAS-142 requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized; however, these assets must be tested at least annually for impairment.  FAS-142 also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification under the new requirements.  As a result of FAS-142, the Company is required to evaluate periodically for impairment of goodwill and other intangible assets.  For the years ended September 30, 2003 and 2002, the Company had recorded an impairment charge of $254,000 and $659,000, respectively.

Interest expense increased $74,000 or 10% when comparing fiscal years 2003 and 2002.  The increase was due to a higher overall average borrowings level related to loans not tied to prime, when comparing fiscal 2003 and 2002.  During fiscal 2003, there were four new loans at a higher interest rate which were not tied to prime.  The above was somewhat offset by a lower average prime interest rate (4.25% versus 4.83%) in reference to certain loans which are tied to prime.

Other income increased $502,000 or 306% to $666,000 when comparing fiscal years 2003 and 2002.  The significant increase was attributed to realized gains from the sale of three of the Company’s prior (November 1999, September 1997 and March 1993) product line acquisitions ($319,000).   Also, the Company earned approximately $153,000 which was the Company’s portion of the net profits from its investment with Monticello Drug Company and approximately $60,000 from its new distribution agreement with the same company.  Offsetting these increases was a $29,000 adjustment to accounts payable in fiscal 2002 recorded as other income.  There was no comparable adjustment in fiscal 2003.

The Company reported a net loss of $1,104,000, or 27 cents per share, during fiscal year 2003 as a result of the aforementioned.

Liquidity and capital resources

Working capital was a negative $3,525,000 at September 30, 2003, as compared with a negative $1,883,000 at September 30, 2002.  The decrease in working capital of $1,642,000 was due basically to a decease in accounts receivable ($506,000) and increases in the current portion of long term notes payable ($533,000) and in amounts due from related parties ($599,000).  The ratio of current assets to current liabilities was .5 to 1 at September 30, 2003 and .7 to 1 at September 30, 2002.

In comparing fiscal years 2003 and 2002, accounts receivable turnover increased (10.5 versus 10.1) and the number of day’s sales were in average accounts receivable improved (29 days versus 30 days).  This data was relatively constant during fiscal years 2003 and 2002 due to continued collection efforts.  Accounts payable as a percentage of total costs and expenses was 10% in fiscal 2003 versus 14% in fiscal 2002.

Effective April 23, 2002, the Company renewed its accounts receivable financing, maturing May 2004, whereby 70% of the eligible domestic accounts receivable, not to exceed the greater of $1,400,000 or $1,400,000 less amounts advanced on inventory, can be advanced.  At September 30, 2003, the amount advanced to the Company was $605,000.  The agreement is renewable for successive one year periods thereafter.  Also, the agreement requires minimum monthly interest of $3,000 with an interest rate of 8% above Union Bank of California’s prime rate.  The financing agreement includes a $300,000 term loan on inventory which is incorporated in the working capital line of credit above.  The inventory term loan requires monthly payments of $5,000 with an interest rate of 8% above Union Bank of California’s prime rate.  As of September 30, 2003, the inventory term loan principal balance was $155,000 and is being paid down to $0 at the rate of $5,000 per month.  The $100,000 will be due when the financing agreement matures.  Additionally, there is a separate $400,000 term loan on the Company’s equipment.  As monthly payments are made to reduce the equipment term loan balance, the Company, from time to time, as needed, can request additional financing for new and used equipment at 80% of the purchase price.  As of September 30, 2003, the equipment term loan balance was $216,000.  This equipment financing is secured by a security interest in all of the Company’s assets and requires monthly payments of $20,106 plus interest at Union Bank of California’s prime rate plus 8%.  The continuing personal guarantee by the Company’s President, of obligations of the Company, remains in force.

During fiscal 2003, the Company financed the acquisition of a product line.  The debt incurred for the financing of this product line was $90,000 at an interest rate of 20%.

See “Business - Applicable to All Segments - Environmental protection regulation and litigation” for a description of certain environmental matters relating to the Company.

The Company has an accumulated deficit of $9,227,000.  The Company’s past recurring losses and fiscal 2001 and 2000’s nominal profits from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

The Company does not believe that inflation had a significant impact on its operations during fiscal years 2003 and 2002.

ITEM 7.                           FINANCIAL STATEMENTS.

George Brenner, CPA

A PROFESSIONAL CORPORATION

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – FAX 310/202-6494

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders

of Lee Pharmaceuticals

I have audited the accompanying balance sheet of Lee Pharmaceuticals (a California corporation) as of September 30, 2003, and the related statements of operations, stockholders’ (deficit) and cash flows for the year ended September 30, 2003.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

The financial statements of the Company for the year ended September 30, 2002 were audited by other auditors whose report (attached) dated December 12, 2002 expressed an unqualified opinion on those statements with an explanation paragraph discussing the going concern.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lee Pharmaceuticals as of September 30, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 of the financial statements, the Company has not shown a trend for generating sufficient net income and cash flow from normal operations.  Those conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 13 to the financial statements, the Company is named in several environmental remediation actions.  Although the Company has accrued a liability in the amount of $740,000, the total costs of these actions cannot be presently determined.  The total amount of expense from inception relating to this issue is $860,000.

GEORGE BRENNER

George Brenner, CPA
Los Angeles, California
December 11, 2003

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

CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.

Caldwell, Becker, Dervin, Petrick & Co., L.L.P.

Woodland Hills, California

December 12, 2002

20750 Ventura Boulevard, Suite 140 • Woodland Hills, CA 91364

(818) 704-1040 • (323) 873-1040 • FAX (818) 704-5536

LEE PHARMACEUTICALS

BALANCE SHEET

(rounded to thousands)

SEPTEMBER 30, 2003

ASSETS

CURRENT ASSETS:
Cash	$16,000
Accounts receivable, less allowance for doubtful accounts of $30,000 and sales returns allowance of $160,000	580,000
Inventories	2,506,000
Deposits	222,000
Other current assets	107,000
Total current assets	3,431,000

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	49,000
Building	217,000
Machinery and equipment	5,449,000
Leasehold improvements	395,000
6,110,000
Less accumulated depreciation and amortization	(5,455,000)
Net property, plant and equipment	655,000
Other assets:
Intangible assets, net of accumulated amortization of $2,315,000 and impairment of $913,000	1,928,000
Non-current deposits	46,000
Total other assets	1,974,000

Total	$6,060,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Bank overdraft	$100,000
Notes payable - finance company	976,000
Current portion - notes payable, other	1,427,000
Current portion - note payable related party	910,000
Accounts payable	992,000
Accrued liabilities	441,000
Environmental cleanup liability	366,000
Due to related parties	1,501,000
Deferred income	243,000
Total current liabilities	6,956,000

Long-term notes payable to related parties	1,613,000
Long-term notes payable, other	1,399,000
Environmental cleanup liability - casmalia site	374,000
Deferred income	310,000
Total liabilities	10,652,000

Commitments and contingencies

Stockholders’ (deficit):
Common stock, $.10 par value; authorized 7,500,000 shares; issued and outstanding, 4,135,162 shares	413,000
Additional paid-in capital	4,222,000
Accumulated (deficit)	(9,227,000)
Total stockholders’ (deficit)	(4,592,000)

Total	$6,060,000

The accompanying notes are an integral part of the financial statements.

LEE PHARMACEUTICALS

STATEMENTS OF OPERATIONS

(rounded to thousands)

FOR THE YEARS ENDED SEPTEMBER 30,

	2003	2002

Gross revenues	$9,730,000	$10,154,000
Less: Sales returns, discounts and allowances	(972,000)	(928,000)

Net revenues	8,758,000	9,226,000

Costs and expenses:
Cost of sales	5,252,000	4,999,000
Selling and advertising	2,861,000	2,711,000
General and administrative	1,309,000	1,156,000
Intangible impairment loss	254,000	659,000

Total costs and expenses	9,676,000	9,525,000

Operating (loss)	(918,000)	(299,000)
Interest expense	(851,000)	(777,000)
(loss) gain on sale of fixed assets	(1,000)	1,000
Other income	666,000	164,000

Net (loss)	$(1,104,000)	$(911,000)

loss per share data:

Basic and fully diluted (loss) per share	$(.27)	$(.22)

Weighted average common shares outstanding, basic and fully diluted	4,135,162	4,135,162

The accompanying notes are an integral part of the financial statements.

LEE PHARMACEUTICALS

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

(rounded to thousands)

FOR THE YEARS ENDED SEPTEMBER 30,

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated (Deficit)	Total

Balance at September 30, 2001	4,135,162	$413,000	$4,222,000	$(7,212,000)	$(2,577,000)

Net (loss)				(911,000)	(911,000)

Balance at September 30, 2002	4,135,162	413,000	4,222,000	(8,123,000)	(3,488,000)

Net (loss)				(1,104,000)	(1,104,000)

Balance at September 30, 2003	4,135,162	$413,000	$4,222,000	$(9,227,000)	$(4,592,000)

The accompanying notes are an integral part of the financial statements.

LEE PHARMACEUTICALS

STATEMENTS OF CASH FLOWS

(rounded to thousands)

FOR THE YEARS ENDED SEPTEMBER 30,

	2003	2002
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net (loss)	$(1,104,000)	$(911,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	173,000	170,000
Amortization of intangibles	198,000	231,000
Intangible impairment loss	254,000	659,000
Loss (gain) on disposal of property, plant, and equipment	1,000	(1,000)
(Decrease) in deferred income	(172,000)	(119,000)
(Gain) in sale of product brand	(266,000)	—
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	506,000	(337,000)
(Increase) in inventories	(88,000)	(9,000)
Decrease (increase) in deposits	99,000	(42,000)
Decrease (increase) in other current assets	76,000	(140,000)
Increase (decrease) in bank overdraft	27,000	(12,000)
(Decrease) increase in accounts payable and accrued liabilities	(241,000)	330,000
Increase in due to related parties	599,000	48,000

Net cash provided by (used in) operating activities	62,000	(133,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(311,000)	(125,000)
Proceeds from sale of equipment	—	1,000
Proceeds from sale of product brand	665,000	565,000
Acquisition of product brands and covenants not to compete	(90,000)	(646,000)

Net cash provided by (used in) investing activities	264,000	(205,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related party	—	120,000
(Payments on) notes payable to related party	(156,000)	(244,000)
(Decrease) in notes payable	(258,000)	(116,000)
Proceeds from notes payable, other	1,000,000	1,960,000
(Payments on) notes payable, other	(922,000)	(1,361,000)

Net cash provided by (used in) financing activities	(336,000)	359,000

NET (DECREASE) INCREASE IN CASH	(10,000)	21,000
Cash, beginning of year	26,000	5,000

Cash, end of year	$16,000	$26,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$789,000	$717,000
Taxes	$1,000	$1,000

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

Continued existence

The financial statements have been prepared assuming the Company will continue as a going concern.  The Company has an accumulated deficit of $9,227,000.  The Company’s recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.  Management’s plans in regard to these matters are to increase profitability by increasing sales, control expenses and seek additional financing from outside lenders.  The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to be consistent with the 2003 presentation.

Accounts receivable

The Company provides allowances for doubtful accounts and for returned merchandise.  The Company’s estimates are based on historical collection and return experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowances for doubtful accounts and returned merchandise will change in the future.  In connection with the Company’s distribution agreement, see Note 20.

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

Depreciation expense was $173,000 and $170,000 for the years ended September 30, 2003 and 2002, respectively.

Intangibles

Intangible assets are being amortized under the straight-line method using the following lives:

Covenants not to compete	60 months - 120 months
Distribution rights	56 months

Amortization expense was $198,000 and $231,000 for the years ended September 30, 2003 and 2002, respectively.

Environmental expenditures

Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  The Company’s proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated.  Management believes that the total amount provided at September 30, 2003 for remedial cost studies is adequate based on current information available.  (See Note 13 - “Assessment for environmental cleanup.”)

Major customer and vendors

The Company had one major customer with sales volume approximating 12% of the Company’s net revenues for both fiscal years ending September 30, 2003, and 2002.  The amount due from the customer was $58,000 and $248,000 at September 30, 2003, and 2002, respectively, and is included in accounts receivable in these financial statements.  The Company has five vendors that accounted for 25% of the total inventory purchased for the fiscal year ended September 30, 2003.

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

Impairment of long-lived assets and long-lived assets to be disposed of

The Company evaluates its long-lived assets, including goodwill (product line) and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  If an asset is to be disposed of, it is reported at the lower of the carrying amount or fair value less costs to sell.   (See Note 4 - “Intangible Assets.”)

Advertising costs

Advertising costs are expensed as incurred.  Advertising costs for fiscal years ended September 30, 2003 and 2002 were $297,000 and $160,000, respectively.

Stock option plan

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“ABP”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its outstanding stock options.  As such, deferred compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Such deferred compensation is expensed pro-rata over the vesting period of the stock option.  Repriced stock options are accounted for using variable plan accounting which requires periodic re-measurement of the intrinsic value of the related stock option until its exercise, forfeiture or cancellation. (See Note 14 - “Stock Options.”)

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

Information available on reportable segments is as follows:

	For Year Ended September 30
	2003	2002
Revenue from consumer personal care products	$9,530,000	$9,906,000

Revenue from professional dental products	$200,000	$248,000

The Company does not identify or allocate assets by operating segment and does not allocate cost of sales, operating profits, depreciation or other expenses by operating segments.

New accounting pronouncements

In September 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Asset Retirement Obligations.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The statement will be effective for the Company’s fiscal year ending 2003.  Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated With Exit or Disposal Activities.  This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan.  In addition, this statement states the liability should be initially measured at fair value.  The statement is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation  The Company does not believe that the adoption of this standard will have a material effect on its financial statements.

In January 2003, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FASB Interpretation No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees.  The Company does not expect that this interpretation will have a material effect on its financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary.  Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

NOTE 2 -                     NET (LOSS) PER SHARE

Basic net (loss) per share is computed using the weighted-average number of shares of Common Stock outstanding.  Diluted net (loss) per share is computed using the weighted-average number of shares of Common Stock outstanding and, when dilutive, potentially dilutive shares from restricted stock and options to purchase Common Stock using the treasury stock method.

The following is a reconciliation of the shares used in the computation of basic and diluted net (loss) per share:

	For Year Ended September 30
	2003	2002

Basic net (loss) per share - weighted average number of common shares outstanding	4,135,162	4,135,162

Effect of potentially dilutive securities outstanding - restricted stock and options	—	—

Shares used in diluted net (loss) per share computation	4,135,162	4,135,162

Options to purchase shares of Common Stock at an average share price which is greater than the average market price of the shares are not included in the computation of diluted earnings per share, or EPS, because the effect of their inclusion would have been anti-dilutive.  For the years ended September 30, 2003 and 2002,  0 options and 212,000 options, respectively, to purchase shares of Common Stock were excluded from the computation of diluted earnings per share.

NOTE 3 -                     INVENTORIES

Inventories consist of the following at September 30, 2003:

Raw materials	$2,141,000
Work-in-process	342,000
Finished goods	464,000
2,947,000
Allowance for obsolescence	(441,000)
Total	$2,506,000

NOTE 4 -                     INTANGIBLE ASSETS

The Company acquired certain product lines in fiscal 2003 (see Note 18) and in prior years.  Amounts related to these acquisitions are allocated to intangible assets.  Included in intangible assets, which have not been fully amortized at September 30, 2003, are the following:

	Cost	Accumulated Amortization and Impairment at 10/1/02	Acquisitions (Sales) Current Year	Current Year Amortization	Current Year Impairment	Net Unamortized at 9/30/03

Product lines	$3,065,000	$(1,809,000)	$—	$—	$(254,000)	$1,002,000
Covenants not to compete	2,001,000	(967,000)	90,000	(198,000)	—	926,000

Total	$5,066,000	$(2,776,000)	$90,000	$(198,000)	$(254,000)	$1,928,000

Product lines

Since the acquisition, profit margins for certain of the products have been below management’s expectations principally as a result of lower than expected sales levels.  During 2003, the Company performed a detailed evaluation of the product lines which took into consideration estimated future cash flows of the individual brands based on the brands’ projected sales and the direct costs associated with manufacturing and selling the brands.  Where the individual brands’ undiscounted cash flow projections were less than the carrying value, an impairment loss was calculated and recognized.  In determining the amount of impairment loss, the value of each product line was calculated using the discounted future estimated annual cash flows.  A discount rate of 33.3%, which represents an estimated risk-adjusted cost of capital, was used in the calculation.  This evaluation resulted in a noncash charge to operations for the years ended September 30, 2003 of $254,000 and September 30, 2002 of $659,000.

Covenant not to compete

Covenant not to compete agreements (net) of $926,000 at September 30, 2003, represents the portion of the purchase price associated with the acquisition of ten different product lines allocated to noncompetition agreements.  Under these agreements, the former companies agreed not to compete with the Company for periods ranging from five to ten years.  The related cost is being amortized on the straight-line method over the terms of the agreements.

NOTE 5 -                     NOTES PAYABLE - FINANCE COMPANY

The agreement with the lender covering the following notes payable contains a solvency provision which has been waived by the lender.

Note payable (accounts receivable financing), secured by accounts receivable, equipment, inventories, and certain other assets, maximum revolving advance is $1,400,000 (based on domestic accounts receivable as defined in the agreement less amounts loaned on inventory, not to exceed $300,000, can be advanced), requires minimum monthly interest of $3,000, interest rate is 8% above Union Bank of California’s prime rate. The agreement matures May 2004 and is renewable annually. The continuing personal guarantee by the Company’s President, of the obligations of the Company, remains in force.	$605,000

Note payable, secured by inventory, maximum amount of term loan is the lessor of $300,000 or 25% of the amount of eligible inventory, requires monthly payments of $5,000 plus interest at Union Bank of California’s prime rate plus 8%, maturing May 2004.	155,000

Note payable, maximum amount of term loan is $400,000, secured by the Company’s machinery and equipment, requires monthly payments of $10,000 plus interest at Union Bank of California’s prime rate plus 8%, maturing May 2004.	101,000

Note payable, maximum amount of term loan is $134,000, secured by the Company’s machinery and equipment, requires monthly payments of $5,166 plus interest at Union Bank of California’s prime rate plus 8%, maturing May 2004.	4,000

Note payable, maximum amount of term loan is $50,000, secured by the Company’s machinery and equipment, requires monthly payments of $2,000 plus interest at Union Bank of California’s prime rate plus 8%, maturing May 2004.	18,000

Note payable, maximum amount of term loan is $50,000, secured by the Company’s machinery and equipment, requires monthly payments of $2,000 plus interest at Union Bank of California’s prime rate plus 8%, maturing May 2004.	18,000

Note payable, maximum amount of term loan is $70,000, secured by the Company’s machinery and equipment, requires monthly payments of $2,900 plus interest at Union Bank of California’s prime rate plus 8%, maturing May 2004.	41,000

Note payable, maximum amount of term loan is $50,000, secured by the Company’s machinery and equipment, requires monthly payments of $2,000 plus interest at Union Bank of California’s prime rate plus 8%, maturing May 2004.	34,000
$976,000

Interest expense on the above notes was $156,000 for the year ended September 30, 2003.

NOTE 6 -                     ACCRUED LIABILITIES

For the year ended September 30, 2003, accrued liabilities consisted of the following:

Payroll taxes	$1,242
Royalties	63,253
Commissions	38,821
Customers’ deposits	57,477
Rental deposits	8,641
Salaries and vacation	159,782
Professional fees	11,270
Other	100,514
Total	$441,000

NOTE 7 -                     DUE TO RELATED PARTIES

Due to related parties totaling $1,501,000 at September 30, 2003, is comprised of accrued interest of $965,000 (see Note 10) and advances of $536,000 from two directors/stockholders that are unsecured.

NOTE 8 -                     RELATED PARTY TRANSACTIONS

The amounts of rents paid to the President/Stockholder were $148,000 for September 30, 2003 and $143,000 for September 30, 2002.

During the fiscal year ending September 30, 2003, the total interest expensed to related parties (see Note 10) was $109,000 of which $46,000 was paid.  Included in due to related parties, as of September 30, 2003, was accrued interest of $965,000.

During the fiscal year ending September 30, 2002, the total interest expensed to related parties (see Note 10) was $130,000 of which $59,000 was paid.  Included in due to related parties, as of September 30, 2002, was accrued interest of $902,000.

NOTE 9 -                     NOTES PAYABLE - OTHER

Note payable to a company, secured by product brand, payable in monthly installments of $12,000, plus interest, commencing July 25, 2001, and continuing monthly thereafter, until and including September 25, 2001. Thereafter, monthly installment payments will be $22,000. The interest rate is the highest prime rate published by Citibank, N.A., during the preceding month. This note is past due its maturity.	$357,000

Notes payable to bank, secured by a deed on land and building, requires monthly payments of $4,200, including interest at the bank’s reference rate (4% at September 30, 2003) plus 4%, maturing January 2006. The note is guaranteed by the President and former Chairman of the Company.	89,000

Note payable to a company, secured by product brand, payable in monthly installments of $3,000, plus interest, commencing June 15, 2002, until January 15, 2004 (maturity date). The interest rate is the highest prime rate in the Wall Street Journal during the previous month. The interest rate at September 30, 2003, was 4.00%. The note is guaranteed by the President of the Company.	12,000

Note payable, secured by product brand, bearing interest at 20%. The note, as renewed, matures December 1, 2003. As of the date of this report, the Company is seeking to negotiate an extension of the maturity date to December 1, 2004. Interest only payments are made monthly.	50,000

Note payable, unsecured, payable in monthly installments of $6,000, plus interest at 20% commencing January 10, 2001. This note matures on November 10, 2005.	164,000

Note payable, secured by product brand, payable in monthly installments of $4,000, plus interest at 20%, commencing April 10, 2001. This note matures on May 10, 2005.	88,000

Note payable, secured by product brand, payable in monthly installments of $6,000, plus interest at 20%, commencing September 15, 2001. This note matures on March 15, 2007.	262,000

Note payable, secured by product brand, payable in monthly installments of $5,000, plus interest at 20%, commencing December 25, 2001. This note matures on November 25, 2006.	200,000

Note payable, secured by product brand, payable in monthly installments of $15,000, plus interest at 24%, commencing March 15, 2002. This note matures on February 15, 2004.	120,000

Note payable, secured by product brand, payable in monthly installments of $10,000, plus interest at 24%, commencing March 20, 2002. This note matures on February 20, 2004.	80,000

Note payable, secured by product brand, payable in monthly installments of $5,000, plus interest at 24%, commencing May 25, 2002. This note matures on December 25, 2003.	35,000

Note payable, secured by product brand, payable in monthly installments of $5,000, plus interest at 24%, commencing June 25, 2002. This note matures on January 25, 2004.	30,000

Note payable, secured by product brand, payable in monthly installments of $5,000, plus interest at 20%, commencing August 1, 2002. This note matures on November 1, 2005.	125,000

Note payable, unsecured, with interest only payments at 10%, commencing August 20, 2003. The due date of the note is October 12, 2005, and is guaranteed by the President of the Company. After two years from July 17, 2003, either party can give 90 days written notice to pay off in full.	300,000

Note payable, unsecured, in the amount of $550,000, plus accrued interest at 20%, commencing from October 2, 2002 through July 31, 2003. After July 31, 2003, principal (monthly installments of $20,000), plus interest, are payable. The note is guaranteed by the President of the Company. This note matures on April 15, 2006. The product brand previously securing this note was sold during fiscal year ended September 30, 2003.	634,000

Note payable, unsecured, payable in monthly installments of $5,000, plus interest at 20%, commencing May 10, 2003. This note matures on December 10, 2004.	80,000

Note payable, secured by product brand, payable in monthly installments of $5,000, plus interest at 20%, commencing October 15, 2003. This note matures on December 15, 2005.	200,000
2,826,000
Less current portion ($172,000 in arrears)	(1,427,000)
$1,399,000

Interest expense on the above notes was $528,000 for the year ended September 30, 2003.

NOTE 10 -	NOTES PAYABLE RELATED PARTIES (LEE FAMILY MEMBERS)

Notes payable to relatives of the President/Stockholder, unsecured, bearing interest at bank’s prime rate (4.00% at September 30, 2003), maturing January 2005. Payable interest only. At September 30, 2003, accrued interest was $7,000.	$40,000

Note payable to Director/Stockholder, unsecured, bearing interest at bank’s prime rate (4.00% at September 30, 2003), principal and accrued interest is payable in January 2005. At September 30, 2003, accrued interest was $1,000.	372,000

Notes payable to related party (Lee Foundation), secured by product brand, bearing interest at bank’s prime rate (4.00% at September 30, 2003), principal and accrued interest is payable in January 2005. At September 30, 2003, accrued interest was $6,700.	400,000

Note payable to the estate of a relative of a Director/Stockholder, unsecured, bearing interest at bank’s prime rate (4.00% at September 30, 2003), and principal payable based on a twelve (12) year fully amortized schedule commencing March 15, 1997. No principal payments have been made on this note. At September 30, 2003, accrued interest was $889,000.	1,440,000

Note payable to Director/Stockholder, secured by product brand, bearing interest at bank’s prime rate (4.00% at September 30, 2003), principal and accrued interest is payable in January 2005.	21,000

Note payable to Director/Stockholder, unsecured, bearing interest at bank’s prime rate (4.00% at September 30, 2003), principal and accrued interest is payable in January 2005. At September 30, 2003, accrued interest was $1,000.	250,000
2,523,000
Less current portion ($855,000 in arrears)	(910,000)
$1,613,000

Interest expense on the above notes was $109,000 for the year ended September 30, 2003.

NOTE 11 -	DEBT MATURITIES SCHEDULE

At September 30, 2003, the Company was committed to the following minimum principal payments.

Year ending September 30,	Notes payable finance company	Related parties	Other	Total

2004	$976,000	$910,000	$1,427,000	$3,313,000
2005	—	1,203,000	635,000	1,838,000
2006	—	120,000	703,000	823,000
2007	—	120,000	61,000	181,000
2008	—	120,000	—	120,000
Thereafter	—	50,000	—	50,000

Total	$976,000	$2,523,000	$2,826,000	$6,325,000

NOTE 12 -              DEFERRED INCOME

The deferred income consists of nine assistance agreements paid for in advance by the purchaser of the product lines Klutch®, Astring-o-Sol®, and iodex® (see Note 19). The original agreements vary in length from thirty-six to forty-eight months.  At September 30, 2003, the income earned per the agreements is as follows:

Year ending September 30,	Amount

2004	$243,000
2005	$185,000
2006	$111,000
2007	$14,000

Total	$553,000

NOTE 13 -              COMMITMENTS AND CONTINGENCIES

Lease commitments

At September 30, 2003, the Company is committed to its Chairman and to others under noncancelable operating leases for land and buildings requiring minimum annual rentals as follows:

Year ending September 30,	Others	Chairman	Total

2004	$474,000	$152,000	$626,000
2005	474,000	152,000	626,000
2006	79,000	25,000	104,000
2007	—	—	—
2008	—	—	—

Total	$1,027,000	$329,000	$1,356,000

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

Generally, the leases provide that maintenance, insurance and a portion of property taxes are to be paid by the Company.  The Company also has a right of first refusal to acquire most of the buildings which it leases.  The Company’s rental expense for the years ended September 30, 2003, and 2002, was $627,000 and $596,000, respectively.

During fiscal year 2003, there were two subleases.  The leases are subleased to other companies.  Sublease income was $104,000 and $178,000 for fiscal years ended September 30, 2003 and 2002, respectively.  One sublease was renewed December 1, 2000 for $7,280 per month for twenty-four months.  This sublease expired December 1, 2002 and was not renewed.  The Company now occupies the building.  The other sublease for $4,116 per month was signed April 1, 2001.  The monthly rental increased to $4,200 May 1, 2003.  It will expire November 30, 2005.

Year ending September 30,	Sublease revenues

2004	$50,400
2005	$50,400
2006	$8,400
2007	$—
2008	$—

Total	$109,200

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

On July 8, 2002, the RWQCB sent a “Second Notice of Violation” to the Company directing the Company to comply with the requirement to prepare a groundwater remedial action plan (RAP).  The Company previously notified the RWQCB that it could not comply with the requirement to submit a RAP because of ongoing financial difficulties.  The RWQCB requested that the Company submit certain financial information by July 29, 2002 to “substantiate any alleged financial losses and determine whether any suspension of implementing the...(Cleanup and Abatement Order) is warranted.”  The Company has received an extension to submit the required financial information to August 19, 2002.  The Company submitted the requested financial information on August 16, 2002.  The Company received a response whereby their request for financial hardship was denied.  The Company is in the process of appealing this decision based primarily upon the continued deterioration in the Company finances since the original filing.  The Company may be liable for all or part of the costs of remediating the contamination on its property and could be subject to enforcement action by the RWQCB, including injunctive and civil monetary remedies.  As of the date of the financial statements, the Company’s share of the costs have not been determined.

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

The total amount of environmental investigation and cleanup costs that the Company may incur with respect to the foregoing is not known at this time.  However, based upon information available to the Company at this time, the Company has expensed since 1988 a total of $860,000, of which $89,000 were legal fees, exclusive of legal fees expended in connection with the Securities and Exchange Commission environmental investigation.  The actual costs could differ materially from the amounts expensed for environmental investigation and cleanup costs to date.

As of September 30, 2003, no settlements have been reached.  The total amount expensed in prior years relating to this environmental issue is $860,000.  For the year ended September 30, 2003, no additional amounts have been expensed or accrued.  The Company has an accrued liability on the books at September 30, 2003 of $740,000 for the environmental cleanup.

NOTE 14 -              STOCK OPTIONS

The 1997 Employee Incentive Stock Option Plan was adopted by the Board of Directors on January 20, 1997, and was approved by the Company’s shareholders on March 11, 1997.  The Employee Incentive Stock Option Plan provides for the granting of options to selected officers and key employees of the Company for the purchase of a total of 980,000 shares of Common Stock of the Company at a price per share equal to the fair market value on the date of the grant.  The options expire five years from the date of the grant.  For the years ended September 30, 2003 and 2002, options of 212,000 and 768,000, respectively, expired.

An additional 1997 Stock Option Plan was adopted by the Board of Directors on January 20, 1997, and was approved by the Company’s shareholders on March 11, 1997.  This Stock Option Plan provides for the granting of options to the Company’s outside directors for the purchase of 150,000 shares of Common Stock of the Company at a price per share equal to the fair market value on the date of the grant.  For the years ended September 3, 2003 and 2002, 0 and 150,000, respectively, options expired.

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

The following is a status of the stock options outstanding at September 30, 2003 and 2002 and the changes during the years then ended:

	2003		2002
	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding, beginning of year	212,000	$0.22	1,130,000	$0.18

Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	(212,000)	$0.22	(918,000)	$0.18

Outstanding, end of year	—	$—	212,000	$0.22

Exercisable at end of year	—	$—	212,000	$0.22

Weighted average fair value of options granted		$—		$0.22

There were no stock options outstanding at September 30, 2003.

NOTE 15 -              DEFERRED INCOME TAXES

The net deferred tax amounts included in the accompanying balance sheet contain the following amounts of deferred tax assets and liabilities:

Deferred tax asset - current	$150,000
Deferred tax liability - current	—
150,000
Less valuation allowance	(150,000)
Net deferred tax asset - current	$—

Deferred tax asset - non-current	$2,189,000
Deferred tax liability - non-current	—
2,189,000
Less valuation allowance	(2,189,000)
Net deferred tax asset - non-current	$—

The deferred tax asset - current, results from an allowance for bad debts and inventory reserves, for financial statement purposes not allowed for income tax purposes.

The deferred tax asset - non-current, results from an estimated net operating loss carryforward for federal and state income tax purposes, and from book depreciation and amortization in excess of tax amounts.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred asset, which may not be realized.  Since the Company had net operating loss (NOL) carryforwards of approximately $12,066,000 for Federal, the tax rate used to calculate the deferred tax asset for Federal is 15%.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets - current:
Allowance for bad debts and returned merchandise	$45,000
Inventory reserve	105,000
Total deferred tax assets - current	150,000

Deferred tax assets - non-current:
Depreciation, amortization and impairment	187,000
Net operating loss carryforward	2,002,000
Total deferred tax assets - non-current	2,189,000

Total net deferred tax assets before valuation allowance	2,339,000
Valuation allowance	(2,339,000)
Net deferred tax assets	$—

NOTE 16 -              INCOME TAXES

As of September 30, 2003, the Company had net operating loss (NOL) carryforwards of approximately $12,066,000 for Federal and $2,174,000 for California which for tax purposes can be used to offset future Federal and California income taxes.  The differences in the state carryforwards relate primarily to the treatment of loss carryforwards and depreciation of property, plant and equipment.  The Federal carryforwards expire from 2005 through 2023; California carryforwards expire from 2003 through 2007.   California has temporarily suspended net operating losses. The Company has provided an allowance for the entire amount of the deferred asset applicable to the NOL.

NOTE 17 -              EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit Sharing Plan (the “Plan”) available to all employees who meet the Plan’s eligibility requirements.  Under the Plan, participating employees may defer a percentage (not to exceed 50%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit (up to $12,000).   However, employees deemed to be highly compensated employees (HCE) for the Plan year may defer a percentage (not to exceed 20%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit (up to $12,000).  Participants who have attained the age of fifty by the end of the calendar year, and have contributed the maximum amount permitted, are also eligible to make an additional contribution (catch-up contribution) up to $2,000 for calendar year 2003.   Company contributions are not required. To date, the Company has not made any contributions to the Plan.

NOTE 18 -              ACQUISITIONS

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

In December 2002, the Company signed an agreement with Monticello Drug Company relating to the acquisition of a product line in conjunction with a large pharmaceutical company.  The original agreement called for Lee Pharmaceuticals to have a 40% ownership interest in the product line and to receive 40% of the net product profits as a monthly royalty.  This investment was recorded on the books for $800,800.  The Company paid $430,000 and recorded a current liability of $370,800.  This agreement was revised in April 2003, so that Lee Pharmaceuticals’ ownership interest and monthly royalty were reduced to 20%.  Monticello Drug Company repaid $215,000 of the original amount paid by the Company, and the Company reduced the current liability ‘Due on Investment Acquisition’ to $185,400.  In June 2003, the agreement was further revised so that Monticello Drug Company repurchased the remaining 20% of the Company’s ownership interest.

On September 10, 2003, the Company purchased certain assets of the product line OraStat® Oral Anesthetic Gel from Stiefel® Laboratories, Inc.    The purchase price was $90,000 for a covenant not to compete and an undetermined amount for inventory.  The purchase price of  $90,000 was paid in cash at closing.

NOTE 19 -	OTHER INCOME

For the year ended September 30, 2003, the Company realized gains of approximately $43,000 related to the sale of the Astring-o-Sol® product line, approximately $108,000 related to the sale of the Klutch® product line, and approximately $287,000 related to the sale of the iodex® product line.  The realized gains pertain to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of the Astring-o-Sol® , Klutch®, and iodex® brands.  These amounts are included in other income on the statement of operations.  Also included in other income is $15,000 in property tax refunds paid in prior years, approximately $153,000 which is the Company’s portion of the net profits for their prior investment with Monticello Drug Company, and approximately $60,000 from the new marketing and distribution agreement with Monticello Drug Company.

NOTE 20 -	DISTRIBUTION AGREEMENT

In July 2003, the Company entered into a distribution agreement with Monticello Drug Company whereby the Company will warehouse, ship, bill and collect for certain Monticello Drug Company owned products.  The Company will receive a fee based on Monticello Drug Company’s gross sales for this service.  The distribution agreement is scheduled for a five year period commencing August 1, 2003.  The distribution agreement can be cancelled by Monticello Drug Company with a thirty day notice or by the Company with a one year notice.  The accounts receivables and the related accounts payables are offset, and the resulting amount (approximately 15% of the accounts receivables) is included as other current assets on the balance sheet and included as other income in the statement of operations.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously reported in a Current Report on Form 8-K, on September 18, 2003, the Board of Directors of the Company authorized, effective September 18, 2003, (1) the resignation of engagement of Caldwell, Becker, Dervin, Petrick & Co., L.L.P., as independent auditors for the Company for the fiscal year ended September 30, 2003 and (2) the engagement of George Brenner, CPA, as independent auditor for the Company for fiscal 2003.  George Brenner, CPA, was engaged as the Company’s principal independent auditor on September 18, 2003.

In connection with its activities for the period June 16, 2000, (the date Caldwell, Becker, Dervin, Petrick & Co., L.L.P., was engaged), through September 18, 2003, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Caldwell, Becker, Dervin, Petrick & Co., L.L.P., would have caused them to make reference in connection with their report to the subject matter.  The opinions of Caldwell, Becker, Dervin, Petrick & Co., L.L.P., with respect to the Company’s financial statements did state that the financial statements were prepared assuming the Company would continue as a going concern. Caldwell, Becker, Dervin, Petrick & Co., L.L.P., resigned from the engagement.

Prior to such firm’s engagement, George Brenner, CPA, was not consulted by the Company (or anyone acting on its behalf) regarding (1) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements or (2) any matter that was either the subject of a “disagreement” of a “reportable event” as such terms are defined in Regulation S-K promulgated by the Securities and Exchange Commission.

ITEM 8A.                    CONTROLS AND PROCEDURES.

As of September 30, 2003, the chief executive officer and chief financial officer of the Company (the “certifying officer”) evaluated the effectiveness of the Company’s disclosure controls and procedures.  These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported, within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the certifying officer on a timely basis.

The certifying officer concluded, based on his evaluation, that the Company’s disclosure controls and procedures are effective for the Company.

No change in the Company’s internal controls over financial reporting identified in connection with the evaluation described above occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

ITEM 10.	EXECUTIVE COMPENSATION.

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

Name	Age	Positions held with Company	A director or officer since	Principal occupation during the past five years (1)
Dr. Henry L. Lee	77	Director	1971	Chairman of the Board of Lee Pharmaceuticals through April 1995 when he retired, available as a consultant, currently a Director of the Company

Ronald G. Lee	51	President, Chairman and Director	1977	President and since April 1995, Chairman of the Board of the Company

Michael L. Agresti	61	Vice President – Finance, Treasurer and Secretary	1977	Vice President - Finance, Treasurer and Secretary of the Company

William M. Caldwell IV	56	Director	1987

Chairman and President of ITX, Inc., a company that offers telecommunications, data and network security equipment and services to a variety of intermediaries and end users, and President of CAIS Internet, an internet infra-structure solutions company.

(1) None of the companies named, other than the Company, is a parent, subsidiary or other affiliate of the Company.

Family Relationships

Ronald G. Lee is the son of Dr. Henry L. Lee.

The Company has not adopted a Code of Ethics for its principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions.  However, the Company anticipates formulating a Code of Ethics which will be adopted within the next twelve months.

ITEM 10.                      EXECUTIVE COMPENSATION.

The following table sets forth information with respect to remuneration paid by the Company to the executive officers of the Company with total annual salary and bonus of at least $100,000 for services in all capacities while acting as officers and directors of the Company during the fiscal years ended September 30, 2003, 2002, and 2001.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Other Annual Compensation ($)		Options (#)		All Other Compensation ($)

Ronald G. Lee	2003	213,095	2,739	(1)	—	(2)	$5,000	(3)
President, Chairman	2002	217,907	3,732	(1)	—	(2)	—
(since April 26, 1995) & Director	2001	221,777	4,634	(1)	—	(2)	—

(1)         Includes reimbursement of medical and dental expenses not covered by the Company’s insurance plan.

(2)         No stock options were granted during fiscal years 2003, 2002 and 2001.

(3)         Additional compensation for non-business expenses.

Each of the directors of the Company who is not employed by the Company receives a director’s fee of $750 for each quarter and $500 for each meeting of the Board of Directors attended, except Dr. Henry L. Lee.  As holder of the honorary title of Founder Chairman, Dr. Lee waived his fees.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

Name	Number of Unexercised Options at Fiscal Year End (#) Exercisable/Unexercisable

Ronald G. Lee	0/0

No stock options were outstanding at September 30, 2003.

ITEM 11.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the persons who, as of November 30, 2003, were known to the Company to be beneficial owner of more than five percent of the Company’s Common Stock:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percentage of class

Common Stock	Ronald G. Lee 1444 Santa Anita Avenue South El Monte, CA 91733	1,740,726 shares		42%

Common Stock	Dr. Henry L. Lee 1444 Santa Anita Avenue South El Monte, CA 91733	172,334 shares	(1)	4%

(1)          Includes 28,000 shares of the Company’s Common Stock which Dr. Lee holds as trustee for the benefit of certain family members.  He has the right to vote such shares but otherwise disclaims beneficial ownership.

The following table sets forth the ownership of the Company’s Common Stock by its directors and its named executive officers and all executive officers and directors as a group.

Title of class	Name of beneficial owner	Amount and nature of beneficial ownership		Percentage of class

Common Stock	Ronald G. Lee	1,740,726 shares		42%

Common Stock	Dr. Henry L. Lee	172,334 shares	(1)	4%

Common Stock	William M. Caldwell IV	—		—

Common Stock	All officers and directors as a group (4 persons)	1,927,596 shares	(1)	47%

(1)          Includes 28,000 shares of the Company’s Common Stock which Dr. Lee holds as trustee for the benefit of certain family  members.  He has the right to vote such shares but otherwise disclaims beneficial ownership.

The following table sets forth the Company’s Equity Compensation Plan information with respect to the fiscal year ended September 30, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders

The 1997 Employee Incentive Stock Option Plan	0	0	980,000

The 1997 Stock Option Plan	0	0	150,000

Equity compensation plans not approved by security holders

None	0	0	0

Total	0	0	1,130,000

ITEM 12.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information regarding borrowings from and sale and leaseback transactions between the Company and it’s Chairman of the Board which is contained in Notes 8 and 10 of Notes to Financial Statements is incorporated herein by this reference.

ITEM 13.                      EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits. The following exhibits have been or are being filed herewith, and are numbered in accordance with Item 601 of Regulation S-B:

The following exhibits are filed herewith:

10.103	-	Promissory note evidencing advance made to the Registrant

10.104	-	Promissory note evidencing advance made to the Registrant

31.1	-	Certification by Chief Executive Officer and Chief Financial Officer

32.1	-	Section 1350 Certification

The following exhibits have previously been filed by the Company:

3.1	-	Articles of Incorporation, as amended (1)

3.4	-	By-laws, as amended December 20, 1977 (2)

3.5	-	Amendment of By-laws effective March 14, 1978 (2)

3.6	-	Amendment to By-laws effective November 1, 1980 (3)

10.1	-	Qualified Stock Option Plan including forms of grant (4)

10.2	-	1985 Employee Incentive Stock Option Plan (5)

10.3	-	Description of bonus agreements between the Registrant and its officers (2)

10.4	-	Lease dated December 1, 1990, for the premises located at 1470 Santa Anita Avenue, South El Monte, California (6)

10.5	-	Lease dated April 16, 1990, for the premises located at 1425 and 1427 Lidcombe Avenue, South El Monte, California (6)

10.6	-	Lease dated April 16, 1990, for the premises located at 1434 Santa Anita Avenue, South El Monte, California (6)

10.7	-	Lease dated April 16, 1990, for the premises located at 1460 Santa Anita Avenue, South El Monte, California (6)

10.8	-	Lease dated April 16, 1990, for the premises located at 1457 Lidcombe, South El Monte, California (6)

10.9	-	Lease dated April 16, 1990, for the premises located at 1500 Santa Anita Avenue, South El Monte, California (6)

10.10	-	Lease dated April 16, 1990, for the premises located at 1516 Santa Anita Avenue, South El Monte, California (6)

10.11	-	Lease dated March 1, 1991, for the premises located at 1444 Santa Anita Avenue, South El Monte, California (6)

10.12	-	Lease dated March 1, 1991, for the premises located at 1445 Lidcombe Avenue, South El Monte, California (7)

10.13	-	Promissory notes which were amended in September 1992 evidencing advances by the Registrant’s officers and directors (8)

10.14	-	Promissory notes which were amended in September 1994 evidencing advances by the Registrant’s officers and directors (9)

10.15	-	Promissory notes evidencing advances made to the Registrant’s officers and directors (9)

10.16	-	Promissory notes evidencing advances made to the Registrant (9)

10.17	-	Promissory notes which were amended in January 1995 evidencing advances by the Registrant’s officers and directors (10)

10.18	-	Promissory notes evidencing advances made by the Registrant’s officers and directors (10)

10.19	-	Promissory notes which were amended in July 1995 evidencing advances made to the Registrant (10)

10.20	-	Royalty agreement dated August 31, 1994, between Lee Pharmaceuticals and The Fleetwood Company, regarding a brand acquisition (10)

10.21	-	Royalty agreement dated October 4, 1988, between Lee Pharmaceuticals and Roberts Proprietaries, Inc. regarding a brand acquisition (10)

10.22	-	Note payable to bank dated April 26, 1996, between Lee Pharmaceuticals and San Gabriel Valley Bank, secured by the deed on land and building (11)

10.23	-	Loan and security agreement dated May 21, 1996, between Lee Pharmaceuticals and Preferred Business Credit, Inc. regarding a revolving credit facility financing (11)

10.24	-	Secured promissory note dated September 17, 1996, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (12)

10.25	-	Promissory notes evidencing advances made by the Registrant (12)

10.26	-	Promissory notes which were amended in July 1996 evidencing advances made to the Registrant (12)

10.27	-	Sublease dated November 22, 1995, for the premises located at 1460 Santa Anita Avenue, South El Monte, California (12)

10.28	-	Sublease dated June 11, 1996, for the premises located at 1470 Santa Anita Avenue, South El Monte, California (12)

10.29	-	Lease dated December 1, 1995, for the premises located at 1444 Santa Anita Avenue, South El Monte, California (12)

10.30	-	Lease dated December 1, 1995, for the premises located at 1445 Lidcombe Avenue, South El Monte, California (12)

10.31	-	1997 Employee Incentive Stock Option Plan (13)

10.32	-	1997 Stock Option Plan (13)

10.33	-	Promissory note which was amended in October 1997 evidencing advances made to the Registrant (14)

10.34	-	Promissory notes which were amended (modified) in December 1997 evidencing advances made to the Registrant (14)

10.35	-	Modification of loan and security agreement dated September 10, 1997, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (14)

10.36	-	Promissory note which was amended in February 1997 evidencing advances made to the Registrant (14)

10.37	-	Secured promissory note dated October 21, 1996, between Lee Pharmaceuticals and Roberts Laboratories, Inc. (14)

10.38	-	Promissory note evidencing advance made to the Registrant (15)

10.39	-	Promissory note evidencing advance made to the Registrant (15)

10.40	-	Modification of loan and security agreement dated May 21, 1996, between Lee Pharmaceuticals and Preferred Business Credit, Inc. regarding a revolving credit facility financing (16)

10.41	-	Modification of secured promissory note dated August 29, 1997, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (16)

10.42	-	Secured promissory note dated May 15, 1998, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (16)

10.43	-	Continuing guaranty dated May 15, 1998, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (16)

10.44	-

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

Restructuring and Offset Agreement dated July 23, 2001, between Lee Pharmaceuticals, AP Pharma, Inc. (formerly Advanced Polymer Systems, Inc.) and Premier Consumer Products, Inc., regarding a prior brand acquisition (26)

10.77	-

Amended and Restated Security Agreement dated July 23, 2001, between Lee Pharmaceuticals (grantor) and AP Pharma, Inc. (formerly Advanced Polymer Systems, Inc.)  (Secured Party) regarding a prior brand acquisition (26)

10.78	-	Promissory note dated July 23, 2001, between Lee Pharmaceuticals and AP Pharma, Inc. (formerly Advanced Polymer Systems, Inc.) (26)

10.79	-	Promissory note evidencing advance made to the Registrant (26)

10.80	-	Promissory note which was amended (modified) in November, 2001, evidencing advance made to the Registrant (26)

10.81	-	Secured promissory note dated March 16, 2001, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (26)

10.82	-	Modification of secured promissory note dated March 16, 2001, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (26)

10.83	-	Promissory note evidencing advance made to the Registrant (27)

10.84	-	Promissory note evidencing advance made to the Registrant (28)

10.85	-	Promissory note evidencing advance made to the Registrant (28)

10.86	-	Promissory note evidencing advance made to the Registrant (29)

10.87	-	Promissory note evidencing advance made to the Registrant (29)

10.88	-	Promissory note evidencing advance made to the Registrant (29)

10.89	-	Promissory note evidencing advance made to the Registrant (29)

10.90	-	Promissory note dated April 23, 2002, between Lee Pharmaceuticals and U.S. Dermatologics, Inc. (29)

10.91	-	Modification of loan and security agreement dated April 23, 2002, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (30)

10.92	-	Promissory note evidencing advance made to the Registrant (30)

10.93	-	Secured promissory note dated April 23, 2002, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (30)

10.94	-	Secured promissory note dated August 22, 2002, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (30)

10.95	-	Promissory note evidencing advance made to the Registrant (31)

10.96	-	Promissory note evidencing advance made to the Registrant (31)

10.97	-	Promissory note which was amended (modified) in November 2002, evidencing advance made to the Registrant (31)

10.98	-	Promissory note evidencing advance made to the Registrant (32)

10.99	-	Modification of secured promissory note dated February 4, 2003, regarding inventory, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (32)

10.100	-	Secured promissory note dated November 14, 2002, regarding equipment, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (32)

10.101	-	Secured promissory note dated February 4, 2003, regarding equipment, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (32)

10.102	-	Promissory note evidencing advance made to Registrant (33)

31.1	-	Certification by Chief Executive Officer and Chief Financial Officer

32.1	-	Section 1350 Certification

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

(30)                  Filed as Exhibits 10.91, 10.92, 10.93 and 10.94 with the Company’s Form 10-KSB Annual Report for the fiscal year ended September 30, 2002, filed with the Securities and Exchange Commission in December 2002 and incorporated herein by reference.

(31)                  Filed as Exhibit 10.1, 10.2 and 10.3 with the Company’s Form 10-QSB Quarterly Report for the three months ended December 31, 2002, filed with the Securities and Exchange Commission in February 2003 and incorporated herein by reference.

(32)                  Filed as Exhibits 10.1, 10.2, 10.3 and 10.4 with the Company’s Form 10-QSB Quarterly Report for the six months ended March 31, 2003, filed with the Securities and Exchange Commission in May 2003 and incorporated herein by reference.

(33)                  Filed as Exhibits 10.1, 31.1 and 32.1 with the Company’s Form 10-QSB Quarterly Report for the nine months ended June 30, 2003, filed with the Securities and Exchange Commission in August 2003 and incorporated herein by reference.

(b)                                 Reports on Form 8-K:

                                                None

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.  The audit fees billed to the Company by its principal accountant for fiscal years ended September 30, 2003 and 2002 were approximately $42,000 and $38,000, respectively.  These fees pertain to the audit of the Company’s annual financial statements and quarterly Form 10-QSBs.

Audit-Related Fees, Tax Fees and All Other Fees.  No “audit-related fees,” “tax fees” or “all other fees,” as those terms are defined by the Securities and Exchange Commission, were paid to our principal accountant for the fiscal years ended September 30, 2003 and 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEE PHARMACEUTICALS

Date:	DECEMBER 22, 2003	RONALD G. LEE
Ronald G. Lee
Chairman of the Board and President

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	DECEMBER 22, 2003	RONALD G. LEE
Ronald G. Lee
Chairman of the Board & President
(Principal Executive, Financial and Accounting Officer) and Director

Date:	DECEMBER 22, 2003	HENRY L. LEE, JR.
Henry L. Lee, Jr.
Director

Date:	DECEMBER 22, 2003	WILLIAM M. CALDWELL IV
William M. Caldwell IV
Director