Form 10QSB
period 2003-12-31
LEE PHARMACEUTICALS
filed 2004-02-11
CIK 58411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

(626) 442-3141
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

As of December 31, 2003 there were outstanding 4,135,162 shares of common stock of the registrant.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

LEE PHARMACEUTICALS

BALANCE SHEET

DECEMBER 31, 2003

(Dollars in thousands)

(Unaudited)

Assets
Cash		$56

Accounts and notes receivable (net of allowances: $303)		1,178

Inventories (net of reserves: $454)
Raw materials	$1,885
Work in process	187
Finished goods	293
Total inventories		2,365

Other current assets		556
Total current assets		4,155

Property, plant and equipment (less accumulated depreciation and amortization: $5,504)		621

Intangibles and other assets (net of accumulated amortization: $2,367 and impairment: $913)		1,922

TOTAL		$6,698

See Accompanying Selected Information to Unaudited Condensed Financial Statements.

LEE PHARMACEUTICALS

BALANCE SHEET

DECEMBER 31, 2003

(Dollars in thousands)

(Unaudited)

LIABILITIES

Bank overdraft	$144
Notes payable – finance company	1,499
Current portion - notes payable, other	1,502
Current portion - note payable related party	940
Accounts payable	826
Other accrued liabilities	884
Environmental cleanup liability	366
Due to related parties	1,282
Deferred income	223

Total current liabilities	7,666

Long-term notes payable to related parties	1,540
Long-term notes payable, other	1,438
Environmental cleanup liability - Casmalia Site	374
Deferred income	260

Total long-term liabilities	3,612

Total liabilities	11,278

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)

Common stock, $.10 par value; authorized, 7,500,00 shares; issued and outstanding, 4,135,162 shares	413

Additional paid-in capital	4,222

Accumulated (deficit)	(9,215)

Total stockholders’ (deficit)	(4,580)

TOTAL	$6,698

See Accompanying Selected Information to Unaudited Condensed Financial Statements.

LEE PHARMACEUTICALS

STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

		For the Three Months Ended December 31,
		2003	2002

	Gross revenues	$2,826	$2,691
Less:	Sales returns	(322)	(280)
	Cash discounts and others	(31)	(26)

	Net revenues	2,473	2,385

	Costs and expenses:

	Cost of sales	1,353	1,237
	Selling and advertising expense	741	721
	General and administrative expense	332	305
	Interest expense	191	203

	Total costs and expenses	2,617	2,466

	(Loss) from operations	(144)	(81)

	Other income	156	97

	Net income	$12	$16

	Per share:

	Basic and diluted income per share	$.00	$.00

See Accompanying Selected Information to Unaudited Condensed Financial Statements.

LEE PHARMACEUTICALS

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended December 31,
	2003	2002

Cash flows provided by operating activities:
Net income	$12	$16
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49	38
Amortization of intangibles	52	49
(Decrease) in deferred income	(70)	(82)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(598)	238
Decrease (increase) in inventories	141	(87)
(Increase) decrease in deposits	(26)	15
(Increase) in other current assets	(201)	(43)
Increase (decrease) in bank overdraft	44	(47)
Increase in accounts payable and accrued liabilities	277	112
(Decrease) increase in due to related parties	(219)	22
Net cash provided by (used in) operating activities	(539)	231

Cash flows from investing activities:
Additions to property , plant and equipment	(15)	(115)
(Decrease) in due on investment acquisitions	—	(30)
Net cash provided by (used in) investing activities	(15)	(145)

Cash flows from financing activities:
Proceeds from notes payable to related party	—	3
(Payments on) notes payable to related party	(43)	(51)
Increase (decrease) in notes payable, finance company	523	(85)
Proceeds from notes payable, other	150	300
(Payments on) notes payable, other	(36)	(238)
Net cash provided by (used in) financing activities	594	(71)

Net increase in cash	40	15
Cash, beginning of period	16	26
Cash, end of period	$56	$41

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$170	$182
Taxes	$—	$1

Acquisition of investment:
Investment acquired by debt	$—	$(801)

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained herein.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2003.  The Company follows the same accounting policies in preparation of interim reports.

Results of operations for the interim periods may not be indicative of annual results.

The Company is involved in various matters involving environmental cleanup issues.  See “Item 2. Management’s Discussion and Analysis or Plan of Operations” and Note 13 of Notes to Financial Statements included in the Company’s Form 10-KSB for the fiscal year ended September 30, 2003.  The ultimate outcome of these matters cannot presently be determined.  Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  The Company’s proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated.  As of December 31, 2003, no settlements have been reached.

2.               Continued existence:

The financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has an accumulated deficit of $9,215,000.  The Company’s recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.  Management’s plans in regard to these matters are to increase profitability by increasing sales, control expenses and seek additional financing from outside lenders.  The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

4.               Reclassification:

Certain reclassifications have been made to the prior year financial statements to be consistent with the 2004 presentation.

5.               Impairment of intangible assets:

At December 31, 2003, the Company had $5.1 million of product line and certain identifiable intangibles.  In assessing the recoverability of these intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If the estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.  In connection with the adoption of SFAS 142 issued in July 2001, the Company performed an impairment assessment for the three months ended December 31, 2003, and deemed that no impairment charge is necessary.

6.               Earnings per share:

The Company has a simple capital structure, and there were no changes under the SFAS 128 methodology to the previously reported earnings (loss) per share amounts for any of the fiscal years.  Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding of 4,135,162 for the three months ended December 31, 2003 and 4,347,162 for the three months ended December 31 2002.  Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect of stock options previously granted.  These differences in the weighted average number of shares outstanding for the calculation of basic and diluted earnings per share resulted in no differences in the earnings per share.

7.               Other income:

For the quarter ended December 31, 2003, other income included realized gains of approximately $70,000 related to the sale of three products.  These realized gains pertain to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of these products.  Also included is $86,000 arising from a service agreement with Monticello Drug Company.  For the quarter ended December 31, 2002, other income consisted of realized gains as described above of $37,000, joint venture income of $45,000 and $15,000 in property tax refunds.

8.               Income taxes:

At December 31, 2003, the Company has a Federal net operating loss (NOL) carry forward of approximately $12,000,000 for which it has recorded a valuation allowance for the entire NOL.

Item 2.                                   Management’s Discussion and Analysis or Plan of Operations.

Material Changes in Results of Operations

Three Months Ended December 31, 2003, and December 31, 2002

Gross revenues for the three months ended December 31, 2003, were $2,826,000, an increase of approximately $135,000, or 5%, from the comparable three months ended December 31, 2002.  The Company reported increased sales volume associated with several product categories.  Specifically, the Company experienced higher sales in the private label segment ($129,000), depilatories ($57,000), over-the counter (OTC) products (approximately $381,000) along with the added volume from a newly acquired brand ($54,000).  The increases in gross revenues was partially offset by the decreases in Lee® Lip-Ex® ($109,000), Lee Nails® category ($38,000) as well as other OTC brands ($339,000).

Net revenues increased approximately $88,000, or 4%, for the three months ended December 31, 2003, as compared to the three months ended December 31, 2002.  The change in net revenues was due primarily to the sales volume explanations discussed above.  The Company’s sales returns increased approximately $42,000, or 15%, when comparing the three months ended December 31, 2003 and 2002.  Included in the increase was an adjustment ($112,000) for sales returns and allowance due to the anticipated discontinuance of one of the Company’s SKUs (stock keeping units) at the retail store level.  There was no comparable adjustment during the quarter ended December 31, 2002.

Cost of sales as a percentage of gross revenues was 48% for the three months ended December 31, 2003, compared to 46% for the three months ended December 31, 2002.  The slight increase in cost of sales percentage was due to the continued change in the product mix and lower priced commodity-type goods with an accompanying higher cost of goods attached to them, thereby generating lower gross margins on sales of these related products.

Selling and advertising expenses increased approximately $20,000, or 3%, when comparing the three months ended December 31, 2003 with the three months ended December 31, 2002.  The increased expenses were primarily due to the following factors: (1) increased advertising expense ($52,000),  (2) increased product liability insurance premiums ($36,000),  (3) higher building rent due to the Company re-occupying a building which was previously subleased ($22,000) and (4) higher commissions/bonuses paid to salesmen ($16,000).  The above increases were partially offset by (1) lower salesmen’s salaries due to the resignation of a sales person who was not replaced ($18,000),  (2) lower freight costs ($19,000),  (3) reduced charges for artwork and packaging changes ($22,000)  and  (4) less royalty expense from product line acquisitions which are tied to gross sales ($44,000).

General and administrative expenses increased approximately $27,000, or 9%, when comparing the three months ended December 31, 2003, with the three months ended December 31, 2002.  This increase was basically due to  (1) higher temporary help costs ($5,000),  (2) increased repair, building and supplies expenses ($10,000)  and  (3) added accounting and auditing fees ($18,000).  These expenses were partially offset by lower legal expenses specifically related to the Carma Laboratories, Inc. legal action which was settled during the quarter ended December 31, 2002 ($21,000).

Interest expense decreased $12,000, or 6%, when comparing the three months ended December 31, 2003, with the three months ended December 31, 2002.  This slight decrease was the result of lower average prime interest rate  (4.45% versus 4.00%) in reference to certain loans which are tied to prime.

The Company realized other income of approximately $156,000 for the three months ended December 31, 2003, as compared to $97,000 for the comparable three months ended December 31, 2002.  Of this income, $70,000 pertains to realized gains related to the sale of the Klutch® product line ($27,000), the sale of the Astring-o-Sol® product line ($11,000) and the sale of the iodex® product line ($32,000).  The realized gains pertain to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of the Klutch®, Astring-o-Sol® and iodex® brands.  Also included in other income is approximately $86,000 arising from the service agreement with Monticello Drug Company.  For the three months ended December 31, 2002, the Company realized other income related to the sale of Klutch® ($27,000) and Astring-o-Sol® ($11,000) product lines along with $44,000 which was the Company’s portion of the net profits from its investment with

Monticello Drug Company plus  $15,000 of property tax refunds.

Liquidity and Capital Resources

At December 31, 2003, working capital was a negative $3,511,000 compared with a negative $3,525,000 as of September 30, 2003.  The ratio of current assets to current liabilities was 0.5 to 1 at December 31, 2003  and at September 30, 2003.

The Company has an accumulated deficit of $9,215,000.  Past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they become due, raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

As of December 31, 2003, no settlements have been reached.  The total amount expensed in prior years relating to this environmental issue is $860,000.  As of December 31, 2003, no additional amounts have been expensed or accrued.  The Company has an accrued liability on the books at December 31, 2003 of $740,000 for the environmental cleanup.

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

PART II - Other Information

Item 1.                                   Legal Proceedings

The information set forth under Part I, Item 2, “Management’s Discussion and Analysis or Plan of Operations - Environmental Matters” is incorporated herein by reference.  See also “Legal Proceedings” in the Company’s Form 10-KSB for the fiscal year ended September 30, 2003.

Item 6.                                   Exhibits and Reports on Form 8-K:

The following exhibits are filed herewith:

10.1	-	Promissory note evidencing advance made to Registrant

10.2	-	Promissory note which was amended (modified) in November 2003, evidencing advance made to Registrant

31.1	-	Certification by Chief Executive Officer and Chief Financial Officer

32.1	-	Section 1350 Certification

The following exhibits have previously been filed by the Company:

3.1	-	Articles of Incorporation, as amended (1)

3.4	-	By-laws, as amended December 20, 1997 (2)

3.5	-	Amendment of By-laws effective March 14, 1978 (2)

3.6	-	Amendment to By-laws effective November 1, 1980 (3)

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

LEE PHARMACEUTICALS
(Registrant)

Date:	FEBRUARY 11, 2004	RONALD G. LEE
Ronald G. Lee
Chairman of the Board, President and Chief Financial and Accounting Officer