Form 10QSB
period 2004-03-31
LEE PHARMACEUTICALS
filed 2004-05-17
CIK 58411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of March 31, 2004 there were outstanding 4,135,162 shares of common stock of the registrant.

Transitional Small Business Disclosure Format (check one):

Yes           ☐  No       ☒

LEE PHARMACEUTICALS
BALANCE SHEET
MARCH 31, 2004
(Dollars in thousands)
(Unaudited)

ASSETS

Cash		$4

Accounts and notes receivable (net of allowances: $460)		710

Inventories (net of reserves: $586)
Raw materials	$1,789
Work in process	171
Finished goods	420

Total inventories		2,380

Other current assets		455

Total current assets		3,549

Property, plant and equipment (less accumulated depreciation and amortization: $5,553)		658

Intangibles and other assets (net of accumulated amortization: $2,419 and impairment: $1,042)		1,741

TOTAL		$5,948

See Accompanying Notes to Financial Statements.

LEE PHARMACEUTICALS
BALANCE SHEET
MARCH 31, 2004
(Dollars in thousands)
(Unaudited)

LIABILITIES

Notes payable - finance company	$1,021
Current portion - notes payable, other	1,750
Current portion - note payable related party	970
Accounts payable	1,164
Other accrued liabilities	781
Environmental cleanup liability	366
Due to related parties	1,368
Deferred income	59

Total current liabilities	7,479

Long-term notes payable to related parties	1,491
Long-term notes payable - finance company	84
Long-term notes payable, other	1,366
Environmental cleanup liability - Casmalia Site	374
Deferred income	212

Total long-term liabilities	3,527

Total liabilities	11,006

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)

Common stock, $.10 par value; authorized, 7,500,00 shares; issued and outstanding, 4,135,162 shares	413

Additional paid-in capital	4,222

Accumulated (deficit)	(9,693)

Total stockholders’ (deficit)	(5,058)

TOTAL	$5,948

See Accompanying Notes to Financial Statements.

LEE PHARMACEUTICALS

STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

		For the Three Months Ended March 31,		For the Six Months Ended March 31,
		2004	2003	2004	2003

	Gross revenues	$2,547	$2,825	$5,373	$5,516
Less:	Sales returns	(407)	(269)	(729)	(549)
	Cash discounts and others	(28)	(37)	(59)	(63)

	Net revenues	2,112	2,519	4,585	4,904

	Costs and expenses:

	Cost of sales	1,430	1,346	2,783	2,583
	Selling and advertising expense	748	746	1,489	1,467
	General and administrative expense	306	356	638	661
	Interest expense	237	240	428	443

	Total costs and expenses	2,721	2,688	5,338	5,154

	Loss from operations	(609)	(169)	(753)	(250)

	Other income	131	99	287	196

	Net (loss)	$(478)	$(70)	$(466)	$(54)

	Per share:

	Basic and diluted (loss) per share	$(.11)	$(.02)	$(.11)	$(.01)

See Accompanying Notes to Financial Statements.

LEE PHARMACEUTICALS
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended March 31,
	2004	2003

Cash flows (used in) provided by operating activities:
Net (loss)	$(466)	$(54)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	98	75
Amortization of intangibles	233	99
(Decrease) in deferred income	(282)	(75)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(130)	84
Decrease (increase) in inventories	126	(236)
(Increase) in deposits	(46)	(32)
(Increase) in other current assets	(80)	(188)
(Decrease) increase in bank overdraft	(100)	19
Increase in accounts payable and accrued liabilities	512	368
(Decrease) increase in due to related parties	(133)	35
Net cash (used in) provided by operating activities	(268)	95

Cash flows from investing activities:
Additions to property , plant and equipment	(101)	(206)
(Decrease) in due on investment acquisitions	—	—
Net cash (used in) investing activities	(101)	(206)

Cash flows from financing activities:
Proceeds from notes payable to related party	—	25
(Payments on) notes payable to related party	(62)	(80)
Increase (decrease) in notes payable, finance company	129	(38)
Proceeds from notes payable, other	350	686
(Payments on) notes payable, other	(60)	(474)
Net cash provided by financing activities	357	119

Net (decrease) increase in cash	(12)	8
Cash, beginning of period	16	26
Cash, end of period	$4	$34

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$106	$410
Taxes	$1	$1

Acquisition of investment:
Investment acquired by debt	$—	$601

See Accompanying Notes to Financial Statements.

LEE PHARMACEUTICALS

Notes to Financial Statements

(Unaudited)

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

The Company is involved in various matters involving environmental cleanup issues.  See “Item 2. Management’s Discussion and Analysis or Plan of Operations” and Note 13 of Notes to Financial Statements included in the Company’s Form 10-KSB for the fiscal year ended September 30, 2003.  The ultimate outcome of these matters cannot presently be determined.  Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  The Company’s proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated.  As of March 31, 2004, no settlements have been reached.

2.               Continued existence:

The financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has an accumulated deficit of $9,693,000.  The Company’s recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.  Management’s plans in regard to these matters are to increase profitability by increasing sales, control expenses and seek additional financing from outside lenders.  The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

5.               Impairment of intangible assets:

At March 31, 2004, the Company had $5.1 million of product line and certain identifiable intangibles.  In assessing the recoverability of these intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If the estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.  In connection with the adoption of SFAS 142 issued in July 2001, the Company performed an impairment assessment for the six months ended March 31, 2004, and deemed that an impairment of $129,000 in one of the product lines should be recorded.

6.               Loss per share:

The Company has a simple capital structure, and there were no changes under the SFAS 128 methodology to the previously reported earnings (loss) per share amounts for any of the fiscal years.  Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding of 4,135,162 for the six months ended March 31, 2004 and March 31, 2003.  Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect of stock options previously granted.  These differences in the weighted average number of shares outstanding for the calculation of basic and diluted earnings per share resulted in no differences in the earnings per share.

7.               Other income:

For the six months ended March 31, 2004, other income included realized gains of approximately $139,000 related to the sale of three product lines.  These realized gains pertain to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of these product lines.  Also included is $148,000 arising from a service agreement with Monticello Drug Company.  For the six months ended March 31, 2003, other income consisted of realized gains as described above of $75,000, joint venture income of $105,000 and $15,000 in property tax refunds.

For the quarter ended March 31, 2004, other income included realized gains of approximately $69,000 related to the sale of three product lines.  These realized gains pertain to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of these product lines.  Also included is $62,000 arising from a service agreement with Monticello Drug Company.  For the quarter ended March 31, 2003, other income consisted of realized gains as described above of $37,000 and joint venture income of $60,000.

8.               Income taxes:

At March 31, 2004, the Company has a Federal net operating loss (NOL) carry forward of approximately $12,200,000 for which it has recorded a valuation allowance for the entire NOL.

Item 2.                                   Management’s Discussion and Analysis or Plan of Operations.

Material Changes in Results of Operations
Three Months Ended March 31, 2004, and March 31, 2003

Gross revenues for the three months ended March 31, 2004, were $2,547,000, a decrease of $278,000, or 10%, from the comparable three months ended March 31, 2003.  The decrease was due to lower sales in various over-the-counter items ($424,000), depilatories ($17,000) and Lee Nails® category ($13,000).  These decreases were somewhat offset by increases in the private label segment ($123,000), the Lee® Lip-Ex® line ($18,000) and newly acquired brands ($47,000).

Net revenues declined approximately $407,000, or 16%, for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003.  The change in net revenues was primarily due to the explanations given above.  The Company’s sales returns increased $138,000, or 51%, when comparing the three months ended March 31, 2004 and 2003.  The Company increased its merchandise return allowance by $160,000.  The additional allowance was the result of anticipated product returns and credits from customers due to some overstocked items and other reasons.

Cost of sales as a percentage of gross revenues was 56% for the three months ended March 31, 2004, compared to 48% for the three months ended March 31, 2003.  This increase is primarily due to the continued change in the product mix to higher cost of goods products resulting in lower gross margins on sales of these related products.  In addition, the Company increased its inventory obsolescence reserve ($132,000) during the current quarter.  The Company also incurred higher manufacturing overhead expenses of $10,000 for depreciation of newly acquired equipment and $4,000 in workers’ compensation insurance costs.  Offsetting these increases was a decrease of $24,000 for analytical testing costs due to more testing being done in-house.

Selling and advertising expenses increased $2,000 when comparing the three months ended March 31, 2004 and March 31, 2003.  This nominal increase was due to the following factors: (1) higher amortization costs ($129,000) due to the recognition of impairment of one of the Company’s product lines in compliance with the Financial Accounting Standards Board issuance of Statement of Financial Accounting Standards No. 142 (FAS-142), Goodwill and Other Intangible Assets), (2) higher insurance expense due to increased premiums for product liability coverage ($29,000), (3) higher temporary help wages ($10,000), (4) higher commissions/bonuses paid to salesmen ($6,000), (5) increased materials/supplies expense ($7,000) and (6) higher building rent due to a building, previously subleased, now being used for warehouse and shipping ($21,000).  These increases were offset by (1) lower advertising costs ($84,000), (2) freight expenses ($44,000), (3) lower royalty expense ($39,000), (4) lower convention and travel and entertainment expenses ($31,000) and (5) lower commission to outside sales reps ($5,000).

General and administrative expenses decreased $50,000, or 14%, when comparing the three months ended March 31, 2004, with the three months ended March 31, 2003.  The decrease was primarily due to (1) lower MIS expenses for consulting services ($35,000) and (2) lower legal fees related to the Carma Laboratories, Inc. legal action which was settled in the quarter ended December 31, 2002 ($24,000).  These decreases were offset by higher building rent due to a one-time retro sublease rent adjustment in March 2003 ($8,000).

Interest expense decreased $3,000, or 1%, when comparing the three months ended March 31, 2004, with the three months ended March 31, 2003.  This was due to lower borrowings at rates higher than the prime rate.

The Company realized other income of approximately $131,000 for the three months ended March 31, 2004, as compared to $99,000 for the comparable three months ended March 31, 2003.  Of this  income for the six months ended March 31, 2004, $69,000 pertains to realized gains related to the sale of the Klutch® product line ($26,000), the sale of the Astring-o-Sol® product line ($11,000) and the sale of the iodex® product line ($32,000).  The realized gains pertain to the recognition of the earned portion of the deferred income of the consulting  agreements arising from the sale of the Klutch®, Astring-o-Sol® and iodex® brands.   Also included in other income in 2004 is approximately $62,000 arising from the service agreement with Monticello Drug Company.  For the three months ended March 31, 2003, the Company realized other income related to the sale of Klutch® ($26,000) and Astring-o-Sol® ($11,000) product lines along with $60,000 which was the Company’s portion of the net profits from its investment with Monticello Drug Company.

Material Changes in Results of Operations
Six Months Ended March 31, 2004, and March 31, 2003

Gross revenues for the six months ended March 31, 2004, were $5,373,000, a decrease of $143,000, or 3%, from the comparable six months ended March 31, 2003.  The decrease was due to lower sales in various over-the-counter brand products ($501,000) and Lee Nails® category ($51,000).  Somewhat offsetting these decreases were increases in the private label segment ($252,000), newly acquired brands ($100,000) and depilatories ($40,000).

Net revenues declined approximately $319,000, or 7%, for the six months ended March 31, 2004, as compared to the six months ended March 31, 2003.  The change in net revenues was primarily due to the sales volume explanations given above.  The Company’s sales returns increased $180,000, or 33%, when comparing the six months ended March 31, 2004 and 2003.  The Company increased its merchandise return allowance by $160,000 during the quarter ended March 31, 2004.  The additional allowance was the result of anticipated product returns and credits from customers due to some overstocked items and other reasons.

Cost of sales as a percentage of gross revenues was 52% for the six months ended March 31, 2004, compared to 47% for the six months ended March 31, 2003.  This increase is primarily due to the continued change in the product mix to higher cost of goods products resulting in lower gross margins for these products.  In addition, the Company increased its inventory obsolescence reserve ($132,000) during the three months ended March 31, 2004.  The Company also incurred higher manufacturing overhead expenses of $20,000 for depreciation of newly acquired equipment, $22,000 in equipment repairs and maintenance along with supplies expense and $9,000 in workers’ compensation insurance costs due to higher premium rates.  These increased costs were partially offset by lower analytical testing costs ($24,000) due to more testing being performed in-house.

Selling and advertising expenses increased $22,000, or 2%, when comparing the six months ended March 31, 2004 with the six months ended March 31, 2003.  The increase in expenses was due to the following factors: (1) higher insurance expense due to increased premiums for product liability coverage ($64,000), (2) higher building rent due to a building, previously subleased, now being used for warehousing and shipping ($43,000), (3) higher labor and related fringe benefit costs ($34,000) and (4) higher amortization costs ($129,000) due to the recognition of impairment of one of the Company’s product lines in compliance with the Financial Accounting Standards Board issuance of Statement of Financial Accounting Standards No. 142 (FAS-142), Goodwill and Other Intangible Assets.  These increases were somewhat offset by: (1) lower commissions to outside sales reps ($35,000), (2) lower royalty expense ($83,000), (3) lower advertising expense ($30,000), (4) lower convention expenses ($7,000), (5) lower freight costs ($63,000) and (6) lower travel and entertainment expenses ($32,000).

General and administrative expenses decreased $23,000, or 3%, when comparing the six months ended March 31, 2004, with the six months ended March 31, 2003.  The decrease was principally due to: (1) lower legal fees ($45,000) and (2) lower MIS expenses for consulting services ($43,000).  These decreases were partially offset by (1) higher audit fees ($23,000), (2) increased costs for various supplies ($25,000), (3) higher building rent due to a one-time retro sublease rent adjustment in March 2003 (11,000) and (4) increased workers’ compensation insurance premiums ($3,000).

Interest expense decreased $15,000, or 3%, when comparing the six months ended March 31, 2004, with the six months ended March 31, 2003.  This was due to lower borrowings at rates higher than the prime rate.

The Company realized other income of approximately $287,000 for the six months ended March 31, 2004, as compared to $196,000 for the comparable six months ended March 31, 2003.  Of this  income, $139,000 pertains to realized gains related to the sale of the Klutch® product line ($54,000), the sale of the Astring-o-Sol® product line ($21,000) and the sale of the iodex® product line ($64,000).  The realized gains pertain to the recognition of the earned portion of the deferred income of the consulting  agreements arising from the sale of the Klutch®, Astring-o-Sol® and iodex® brands.   Also included in other income is approximately $148,000 arising from the service agreement with Monticello Drug Company.  For the six months ended March 31, 2003, the Company realized other income related to the sale of Klutch® ($54,000) and Astring-o-Sol® ($21,000) product lines along with $105,000 which was the Company’s portion of the net profits from its investment with Monticello Drug Company plus $15,000 of property tax refunds.

Liquidity and Capital Resources

At March 31, 2004, working capital was a negative $3,930,000 compared with a negative $3,525,000 as of September 30, 2003.  The ratio of current assets to current liabilities was 0.5 to 1 at March 31, 2004 and September 30, 2003.  The Company has failed to make principal and interest payments on certain loans.  The total arrearage of principal and interest due on the date of filing this report is $2,876,000.  The Company is in the process of attempting to restructure loans under which $2,120,000 is due as of the date of this report.  The Company is negotiating the sale of one or more of its product lines.  If these sales occur and depending on the amount of the net proceeds from such sales, part or all of the amounts in arrears under the other loans, with a total of $756,000 due on the date of filing this report, will be paid.

The Company has an accumulated deficit of $9,693,000.  Past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they become due, raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

On July 8, 2002, the RWQCB sent a “Second Notice of Violation” to the Company directing the Company to comply with the requirement to prepare a groundwater remedial action plan (RAP).  The Company previously notified the RWQCB that it could not comply with the requirement to submit a RAP because of ongoing financial difficulties.  The RWQCB requested that the Company submit certain financial information by July 29, 2002 to “substantiate any alleged financial losses and determine whether any suspension of implementing the...(Cleanup and Abatement Order) is warranted.”  The Company received an extension to submit the required financial information to August 19, 2002.  The Company submitted the requested financial information on August 16, 2002.  The Company received a response whereby their request for financial hardship was denied.  The Company is in the process of appealing this decision based primarily upon the continued deterioration in the Company finances since the original filing.  The Company may be liable for all or part of the costs of remediating the contamination on its property and could be subject to enforcement action by the RWQCB, including injunctive and civil monetary remedies.  As of the date of the financial statements, the Company’s share of the costs have not been determined.

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

As of March 31, 2004, no settlements have been reached.  The total amount expensed in prior years relating to this environmental issue is $860,000.  As of March 31, 2004, no additional amounts have been expensed or accrued.  The Company has an accrued liability on the books at March 31, 2004 of $740,000 for the environmental cleanup.

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

Item 3.                                   Defaults Upon Senior Securities

The Company has failed to make principal and interest payments on certain loans.  The total arrearage of principal and interest due on the date of filing this report is $2,876,000.  The Company is in the process of attempting to restructure loans under which $2,120,000 is due as of the date of this report.  The Company is negotiating the sale of one or more of its product lines.  If these sales occur and depending on the amount of the net proceeds from such sales, part or all of the amounts in arrears under the other loans, with a total of $756,000 due on the date of filing this report, will be paid.

Item 4.                                   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the registrant occurred on March 9, 2004.  At that meeting, the following directors were elected:

	VOTES
Director	FOR	WITHHELD

Dr. Henry L. Lee	3,439,494	156,224
Ronald G. Lee	3,439,392	156,326
William M. Caldwell IV	3,444,894	150,824

	VOTES
	FOR	AGAINST	ABSTAIN
The appointment of George Brenner, CPA, as independent auditor	3,476,161	84,630	34,927

Item 6.                                   Exhibits and Reports on Form 8-K:

The following exhibits are filed herewith:

10.1	-	Promissory note evidencing advance made to Registrant

10.2	-	Secured promissory note dated November 19, 2003, regarding equipment, between Lee Pharmaceuticals and Preferred Business Credit, Inc.

10.3	-	Secured promissory note dated February 3, 2004, regarding equipment, between Lee Pharmaceuticals and Preferred Business Credit, Inc.

31.1	-	Certification by Chief Executive Officer and Chief Financial Officer

32.1	-	Section 1350 Certification

The following exhibits have previously been filed by the Company:

3.1	-	Articles of Incorporation, as amended (1)

3.4	-	By-laws, as amended December 20, 1997 (2)

3.5	-	Amendment of By-laws effective March 14, 1978 (2)

3.6	-	Amendment to By-laws effective November 1, 1980 (3)

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

LEE PHARMACEUTICALS
(Registrant)

Date:	MAY 17, 2004	/s/ RONALD G. LEE
Ronald G. Lee
Chairman of the Board, President and
Chief Financial and Accounting Officer