Form 10QSB
period 2004-06-30
LEE PHARMACEUTICALS
filed 2004-08-09
CIK 58411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of June 30, 2004 there were outstanding 4,135,162 shares of common stock of the registrant.

Transitional Small Business Disclosure Format (check one):

Yes☐ No☒

LEE PHARMACEUTICALS

BALANCE SHEET

JUNE 30, 2004

(Dollars in thousands)

(Unaudited)

Assets
Cash		$18

Accounts and notes receivable (net of allowances: $509)		250

Inventories (net of reserves: $555)
Raw materials	$1,948
Work in process	167
Finished goods	560

Total inventories		2,675

Other current assets		372

Total current assets		3,315

Property, plant and equipment (less accumulated depreciation and amortization: $5,602)		689

Intangibles and other assets (net of accumulated amortization: $2,470 and impairment: $952)		1,780

TOTAL		$5,784

See Accompanying Notes to Financial Statements.

LEE PHARMACEUTICALS

BALANCE SHEET

JUNE 30, 2004

(Dollars in thousands)

(Unaudited)

LIABILITIES

Bank overdraft	$97
Notes payable - finance company	830
Current portion - notes payable, other	2,202
Current portion - note payable related party	1,000
Accounts payable	906
Other accrued liabilities	813
Environmental cleanup liability	366
Due to related parties	1,607
Deferred income	191

Total current liabilities	8,012

Long-term notes payable to related parties	1,523
Long-term notes payable - finance company	107
Long-term notes payable, other	1,091
Environmental cleanup liability - Casmalia Site	374
Deferred income	167

Total long-term liabilities	3,262

Total liabilities	11,274

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)

Common stock, $.10 par value; authorized, 7,500,00 shares; issued and outstanding, 4,135,162 shares	413

Additional paid-in capital	4,222

Accumulated (deficit)	(10,125)

Total stockholders’ (deficit)	(5,490)

TOTAL	$5,784

See Accompanying Notes to Financial Statements.

LEE PHARMACEUTICALS

STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

		For the Three Months Ended June 30,		For the Nine Months Ended June 30,
		2004	2003	2004	2003

	Gross revenues	$1,810	$2,430	$7,183	$7,946
Less:	Sales returns	(111)	(159)	(840)	(708)
	Cash discounts and others	(19)	(22)	(78)	(85)

	Net revenues	1,680	2,249	6,265	7,153

	Costs and expenses:

	Cost of sales	979	1,348	3,762	3,931
	Selling and advertising expense	686	666	2,175	2,133
	General and administrative expense	322	309	960	970
	Interest expense	219	221	647	664

	Total costs and expenses	2,206	2,544	7,544	7,698
	Loss from operations	(526)	(295)	(1,279)	(545)

	Other income	94	74	381	270

	Net (loss)	$(432)	$(221)	$(898)	$(275)

	Per share:

	Basic and diluted (loss) per share	$(.11)	$(.05)	$(.22)	$(.07)

See Accompanying Notes to Financial Statements.

LEE PHARMACEUTICALS

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended June 30,
	2004	2003

Cash flows (used in) provided by operating activities:
Net (loss)	$(898)	$(275)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	147	123
Amortization of intangibles	195	149
(Decrease) in deferred income	(195)	(113)
Change in operating assets and liabilities:
Decrease in accounts receivable, net	330	104
(Increase) in inventories	(169)	(153)
(Increase) decrease in deposits	(16)	35
(Increase) decrease in other current assets	(27)	22
(Decrease) increase in bank overdraft	(3)	152
Increase in accounts payable and accrued liabilities	286	494
(Decrease) increase in due to related parties	(112)	21
Net cash (used in) provided by operating activities	(462)	559

Cash flows from investing activities:
Additions to property , plant and equipment	(181)	(273)
(Decrease) in due on investment acquisitions	—	(215)
Net cash (used in) investing activities	(181)	(488)

Cash flows from financing activities:
Proceeds from notes payable to related party	330	93
(Payments on) notes payable to related party	(112)	(89)
(Decrease) in notes payable, finance company	(39)	(256)
Proceeds from notes payable, other	550	800
(Payments on) notes payable, other	(84)	(617)
Net cash provided by (used in) financing activities	645	(69)

Net increase in cash	2	2
Cash, beginning of period	16	26
Cash, end of period	$18	$28

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$184	$593
Taxes	$1	$1

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

These statements reflect all adjustments, consisting of normal recurring adjustments (except as set forth in Note 5) which, in the opinion of management, are necessary for fair presentation of the information contained herein.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2003.  The Company follows the same accounting policies in preparation of interim reports.

Results of operations for the interim periods may not be indicative of annual results.

The Company is involved in various matters involving environmental cleanup issues.  See “Item 2. Management’s Discussion and Analysis or Plan of Operations” and Note 13 of Notes to Financial Statements included in the Company’s Form 10-KSB for the fiscal year ended September 30, 2003.  The ultimate outcome of these matters cannot presently be determined.  Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  The Company’s proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated.  As of June 30, 2004, no settlements have been reached.

2.               Continued existence:

The financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has an accumulated deficit of $10,125,000.  The Company’s recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.  Management’s plans in regard to these matters are to increase profitability by increasing sales, control expenses and seek additional financing from outside lenders.  The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

5.               Impairment of intangible assets:

At June 30, 2004, the Company had $5.1 million of product line and certain identifiable intangibles.  In assessing the recoverability of these intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If the estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.  In connection with the adoption of SFAS 142 issued in July 2001, the Company performed an impairment assessment for the nine months ended June 30, 2004, using a twelve month moving average, and determined that an incorrect formula was used during the quarter ended March 31, 2004 resulting in a $90,000 overcharge.  This was adjusted in the quarter ended June 30, 2004.

6.               Loss per share:

The Company has a simple capital structure, and there were no changes under the SFAS 128 methodology to the previously reported earnings (loss) per share amounts for any of the fiscal years.  Basic earnings (loss) per share under SFAS 128 were computed using the weighted average number of shares outstanding of 4,135,162 for the nine months ended June 30, 2004 and June 30, 2003.

7.               Other income:

For the nine months ended June 30, 2004, other income included realized gains of approximately $195,000 related to the sale of three product lines.  These realized gains pertain to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of these product lines.  Also included is $187,000 arising from a service agreement with Monticello Drug Company.  For the nine months ended June 30, 2003, other income consisted of realized gains as described above of $112,000, joint venture income of $143,000 and $15,000 in property tax refunds.

For the quarter ended June 30, 2004, other income included realized gains of approximately $56,000 related to the sale of three product lines.  These realized gains pertain to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of these product lines.  Also included is $39,000 arising from a service agreement with Monticello Drug Company.  For the quarter ended June 30, 2003, other income consisted of realized gains as described above of $37,000 and joint venture income of $39,000.

8.               Income taxes:

At June 30, 2004, the Company has a Federal net operating loss (NOL) carry forward of approximately $14,750,000 for which it has recorded a valuation allowance for the entire NOL.

Item 2.                                   Management’s Discussion and Analysis or Plan of Operations.

Material Changes in Results of Operations

Three Months Ended June 30, 2004, and June 30, 2003

Gross revenues for the three months ended June 30, 2004, were $1,810,000, a decrease of $620,000, or 26%, from the comparable three months ended June 30, 2003.  The decrease was due to lower sales of various over-the-counter items ($292,000), the Lee® Lip-Ex® line ($213,000), private label segment ($104,000), depilatories ($26,000) and Lee Nails® category ($54,000).  These decreases were somewhat offset by increases in other over-the-counter items ($66,000) along with a newly acquired brand ($46,000).

Net revenues declined approximately $569,000, or 25%, for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003.  The change in net revenues was primarily due to the explanations given above.  The Company’s sales returns decreased $48,000, or 30%, when comparing the three months ended June 30, 2004 and 2003.  The Company experienced lower product returns during the June 30, 2004 quarter when compared to the June 30, 2003 quarter because many of the overstocked items related to the over-the-counter items were returned during the quarter ended June 30, 2003.

Cost of sales as a percentage of gross revenues was 54% for the three months ended June 30, 2004, compared to 55% for the three months ended June 30, 2003.  This decrease was primarily due to lower analytical testing costs, the result of more testing being done in house ($24,000) and lower equipment maintenance costs ($20,000).  These reductions were somewhat offset by higher laboratory supplies due to additional in-house testing ($5,000), higher depreciation ($4,000) due to additional equipment, higher freight costs ($8,000) and higher workers’ compensation insurance premiums ($3,000).  The continued change in the overall product mix, particularly pertaining to lower gross margin items, has caused fluctuations in the Company’s cost of sales percentage.

Selling and advertising expenses increased $20,000, or 3%, when comparing the three months ended June 30, 2004 and June 30, 2003.  This increase was due primarily to higher advertising costs ($78,000), higher salaries and related fringe benefits due to the hiring of an additional salesman ($33,000), higher insurance expense due to increased premiums for product liability insurance ($25,000) and higher building rent due to a building previously subleased now being used for warehouse and shipping $21,000).  Somewhat offsetting these increases were lower freight costs due to lower sales volume ($23,000) and lower bad debt expense due to an increase in the reserve of $25,000 in the quarter ended June 30, 2003, with no similar increases in the quarter ended June 30, 2004.  Also, the Company overstated the recognition of its asset impairment adjustment during the March 31, 2004 quarter due to the incorrect application of an impairment formula.  The Company reversed a portion of the overstated charge to expense ($90,000) during the quarter ended June 30, 2004.

General and administrative expenses increased $13,000, or 4%, when comparing the three months ended June 30, 2004 and June 30, 2003.  The increase was due to higher labor costs and related fringe benefits for annual salary reviews and additional personnel ($9,000) and increased travel and entertainment expenses ($6,000).

Interest expense was relatively constant when comparing the three months ended June 30, 2004 with the three months ended June 30, 2003.

The Company realized other income of approximately $94,000 for the three months ended June 30, 2004, as compared to $74,000 for the comparable three months ended June 30, 2003.  Of this  income for the three months ended June 30, 2004, $56,000 pertains to realized gains related to the sale of the Klutch® product line ($13,000), the sale of the Astring-o-Sol® product line ($11,000) and the sale of the iodex® product line ($32,000).  The realized gains pertain to the recognition of the earned portion of the deferred income of the consulting  agreements arising from the sale of the Klutch®, Astring-o-Sol® and iodex® brands.   Also included in other income in 2004 is approximately $39,000 arising from the service agreement with Monticello Drug Company.  For the three months ended June 30, 2003, the Company realized other income related to the sale of Klutch® ($26,000) and Astring-o-Sol® ($11,000) product lines along with $39,000 which was the Company’s portion of the net profits from its investment with Monticello Drug Company.

Material Changes in Results of Operations

Nine Months Ended June 30, 2004, and June 30, 2003

Gross revenues for the nine months ended June 30, 2004, were $7,183,000, a decrease of $763,000, or 10%, from the comparable nine months ended June 30, 2003.  The decrease was due to lower sales in various over-the-counter brand products ($890,000), the Lee® Lip-Ex® line ($359,000) and Lee Nails® category (105,000).  Somewhat offsetting these decreases were increases of other over-the-counter items ($314,000), private label segment ($148,000) and a newly acquired brand ($146,000).

Net revenues declined approximately $888,000, or 12%, for the nine months ended June 30, 2004, as compared to the nine months ended June 30, 2003.  The change in net revenues was primarily due to the sales volume explanations given above.  The Company’s sales returns increased $132,000, or approximately 19%, when comparing the nine months ended June 30, 2004 and 2003.  The higher sales returns were due to the deletion of a couple of the Company’s SKUs (stock keeping units) at the retail store level.

Cost of sales as a percentage of gross revenues was 52% for the nine months ended June 30, 2004, compared to 50% for the nine months ended June 30, 2003.  The Company has continued to experience changes in the overall product mix along with lower priced commodity-type goods with an accompanying higher cost of goods attached to them.  This increase is primarily due to the continued change in the product mix to higher cost of goods products resulting in lower gross margins for these products.  In addition, the Company increased its inventory obsolescence reserve ($132,000) during the three months ended March 31, 2004.  The Company also incurred higher manufacturing overhead expenses of $24,000 for depreciation of newly acquired equipment, $16,000 in equipment repairs and maintenance along with supplies expense and $13,000 in workers’ compensation insurance costs due to higher premium rates.  These increased costs were partially offset by lower analytical testing costs ($48,000) due to more testing being performed in-house and lower freight costs ($15,000).

Selling and advertising expenses increased $42,000, or 2%, when comparing the nine months ended June 30, 2004 with the nine months ended June 30, 2003.  The increase in expenses was due to the following factors: (1) higher insurance expense due to increased premiums for product liability coverage ($89,000), (2) higher building rent due to a building, previously subleased, now being used for warehousing and shipping ($64,000), (3) higher labor and related fringe benefit costs ($54,000), (4) higher amortization costs ($46,000) due to the recognition of impairment of one of the Company’s product lines in compliance with the Financial Accounting Standards Board issuance of Statement of Financial Accounting Standards No. 142 (FAS-142), Goodwill and Other Intangible Assets and (5) higher advertising costs ($43,000).  These increases were somewhat offset by: (1) lower commissions to outside sales reps ($37,000), (2) lower royalty expense ($81,000), (3) lower convention expenses ($7,000), (4) lower freight costs ($86,000) and (5) lower travel and entertainment expenses ($28,000).

General and administrative expenses decreased $10,000, or 1%, when comparing the nine months ended June 30, 2004, with the nine months ended June 30, 2003.  The decrease was principally due to: (1) lower legal fees ($42,000) and (2) lower MIS expenses for consulting services ($46,000).  These decreases were partially offset by (1) higher audit fees ($13,000), (2) increased costs for various supplies ($40,000), (3) increased travel and entertainment expenses ($7,000), (4) increased workers’ compensation insurance premiums ($5,000) and (6) increased shareholder expenses ($4,000).

Interest expense decreased $17,000, or 3%, when comparing the nine months ended June 30, 2004, with the nine months ended June 30, 2003.  This was due principally to lower borrowings.

The Company realized other income of approximately $381,000 for the nine months ended June 30, 2004, as compared to $270,000 for the comparable nine months ended June 30, 2003.  Of this  income, $194,000 pertains to realized gains related to the sale of the Klutch® product line ($67,000), the sale of the Astring-o-Sol® product line ($32,000) and the sale of the iodex® product line ($95,000).  The realized gains pertain to the recognition of the earned portion of the deferred income of the consulting  agreements arising from the sale of the Klutch®, Astring-o-Sol® and iodex® brands.   Also included in other income is approximately $187,000 arising from the service agreement with Monticello Drug Company.  For the nine months ended June 30, 2003, the Company realized other income related to the sale of Klutch® ($81,000) and Astring-o-Sol® ($32,000) product lines along with $144,000 which was the Company’s portion of the net profits from its investment with Monticello Drug Company plus $15,000 of property tax refunds.

Liquidity and Capital Resources

At June 30, 2004, working capital was a negative $4,697,000 compared with a negative $3,525,000 as of September 30, 2003.  The ratio of current assets to current liabilities was 0.4 to 1 at June 30, 2004 and 0.5 to 1 at September 30, 2003.  The Company has failed to make principal and interest payments on certain loans.  The total arrearage is principal of $2,178,000 plus interest of $1,152,000, an aggregate of $3,330,000 of which $1,889,000 is due to related parties and $1,441,000 to non related parties.  The Company is negotiating the sale of one or more of its product lines.  If these sales occur, an amount of $1,084,000 of principal and interest, due as of June 30, 2004, will be paid to two non related party investors.  There can be no guarantee that this transaction will materialize.

The Company has an accumulated deficit of $10,125,000.  Past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they become due, raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

The Company has requested a reduced financial liability or waiver on the three EPA sites: SEMOU, Operating Industries, Inc. (OII)  and Casmalia Disposal Site.  The Company has continued to provide the information and documentation requested by the EPA as it relates to its ability to pay.  In connection with this request, the Company understands that the EPA is considering the information.

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

As of June 30, 2004, no settlements have been reached.  The total amount expensed in prior years relating to this environmental issue is $860,000.  As of June 30, 2004, no additional amounts have been expensed or accrued.  The Company has an accrued liability on the books at June 30, 2004 of $740,000 for the environmental cleanup.

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

Item 3.                                   Defaults Upon Senior Securities

The Company has failed to make principal and interest payments on certain loans.  The total arrearage is principal of $2,178,000 plus interest of $1,152,000, an aggregate of $3,330,000 of which $1,889,000 is due to related parties and $1,441,000 to non related parties.  The Company is negotiating the sale of one or more of its product lines.  If these sales occur, an amount of $1,084,000 of principal and interest, due as of June 30, 2004, will be paid to two non related party investors.  There can be no guarantee that this transaction will materialize.

Item 6.                                   Exhibits and Reports on Form 8-K:

The following exhibits are filed herewith:

10.1	-	Promissory note evidencing advance made to the Registrant

10.2	-	Modification of loan and security agreement dated May 20, 2004, between Lee Pharmaceuticals and Preferred Business Credit, Inc. regarding a revolving credit facility financing

10.3	-	Demand promissory note evidencing advance made to the Registrant

31.1	-	Certification by Chief Executive Officer and Chief Financial Officer

32.1	-	Section 1350 Certification

The following exhibits have previously been filed by the Company:

3.1	-	Articles of Incorporation, as amended (1)

3.4	-	By-laws, as amended December 20, 1997 (2)

3.5	-	Amendment of By-laws effective March 14, 1978 (2)

3.6	-	Amendment to By-laws effective November 1, 1980 (3)

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

LEE PHARMACEUTICALS
(Registrant)

Date:	AUGUST 9, 2004	RONALD G. LEE
Ronald G. Lee
Chairman of the Board, President and Chief Financial and Accounting Officer