Form 10KSB
period 2004-09-30
LEE PHARMACEUTICALS
filed 2004-12-22
CIK 58411

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

☒        ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

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

Yes    ☒    No    ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year:  $9,477,000 Gross

As of the close of business on November 29, 2004, the aggregate market value of Lee Pharmaceuticals’ Common Stock held by nonaffiliates was $214,903.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  Common Stock, par value $.10; 4,135,162 shares outstanding as of the close of business on November 29, 2004.

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

On March 9, 2002, the Company acquired Cankaid® (oral antiseptic liquid), Medicone® (hemorrhoidal ointment and suppository) and Sayman® (astringent dry and oily cleansing bars and salve – skin protectant) product lines from Merz Pharmaceuticals LLC.

On April 5, 2002, the Company acquired One Step at a Time® (nicotine addiction withdrawal system) and lite’n® Up (reusable cigarette filter) product lines from Category One Products, L.L.C.  Secondly, on April 23, 2002, the Company acquired Unguentine® (first aid antiseptic ointment for burns) and Unguentine® Plus (first aid antiseptic and pain relieving cream) product lines from U.S. Dermatologics, Inc.  In addition, on September 10, 2003, the Company acquired OraStat® (oral anesthetic gel) from Stiefel Laboratories, Inc.

The Consumer Products Division of the Company continues as the major revenue contributor to the Company.  In fiscal year 2004, the Lee Consumer Products Division generated in excess of 98% of the revenues of the Company.  The senior management team envisions the continued growth and importance of this division and has put in place resources for further sales development.

In fiscal year 2004, the Consumer Products Division continued the emphasis on gaining product distribution and product line diversification.  This diversification was two-fold.  First, through the further development of private label (store brands) for major chain accounts (K-Mart, Eckerd, Pathmark, Chain Drug Consortium, Family Dollar, Food Lion) in the USA and internationally.  Secondly, through acquisitions of products which are complementary to the existing Company’s products.

The primary strategy for fiscal year 2004 was to continue to establish a solid foundation to further build sales volume in retail establishments.  This was done by targeting new trade classes, expanding sales globally and replacing older, lower sales volume products.

In fiscal 2004, the Company continued with the strategy established in fiscal 2003.  The Company also continued to make a significant penetration into the dollar store trade class as well as sales sold through the internet.  Finally, the Company continued in the pursuit of selling the lip balm, depilatory and a nicotine addiction withdrawal system product lines globally.

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

In fiscal 2004, the Company secured commitments from various accounts to manufacture an oral anesthetic gel under a private label.  Packaging has begun and shipments will begin in early fiscal 2005.

Internal and external diversification efforts carried out by the Company’s Consumer Products Division contributed long term opportunities for the Company during fiscal year 2004.  This effort has:

•                  Added sales volume in brand categories which were nonexistent in prior Company history.

•                  Continued expansion efforts into convenience, independent novelty stores, and dollar stores.

•                  Expanded the Company’s product line into global markets.

The Company sold the Beau Kreml® (hair tonic) to Lady Renee’ Industries, Inc. in July 2004.

The Company discontinued Dr. Hand’s® Teething Lotion in November of 2003; Baby Gasz™ (baby product), Dentlock® (denture powder) , Haltran® (analgesic tablets – menstrual cramps, aches, pains), and Thermodent® (sensitive toothpaste) in October 2003; Zip® Microwaveable Hair Remover and SUPER WATE-ON® Liquid Banana (nutritional product) in January 2004; and Sundance™ 8 oz. Lotion (aloe vera product) in May 2004.

Domestic consumer products marketing

Consumer products are sold nationally, primarily through major retail drug, food and mass store chains.  In addition, Lee Pharmaceuticals’ consumer products are now sold on various internet web sites.  The Lee® Lip-Ex® lip balm and Aquafilter® brands have national distribution in convenience and dollar stores.  A network of independent sales representatives sells the Company’s product lines to secure retail distribution.  Lee Pharmaceuticals participates in cooperative advertising with many of its retailers.

Consumer products competition

The Company’s Consumer Products Division of operates in a highly competitive environment.  In a majority of its product lines, the Company competes with companies that are larger and have greater financial resources.

The Company continues to expand its product line via line extensions, in-house development activity and acquisitions.

Regulation of consumer products

The Company’s consumer products are regulated by the Food and Drug Administration.  The regulations deal principally with consumer safety and with the effectiveness of the products for the purposes for which they are proposed to be used.  For many years, the regulations were applied only in cases of adulteration or misbranding.  Under the Fair Packaging and Labeling Act (1966), the FDA has moved to require new labeling data as to ingredients and purpose of the ingredients, as well as the uses and warnings for all consumer products.

The Company believes that all its consumer products are manufactured and sold in compliance with the laws of each state and that no premarketing clearance of its products is required from any state.  The Company maintains a comprehensive data file on each of its consumer products and believes that it would be able to apply for any required clearances expeditiously if data were ever required for its cosmetic, drug or food products.

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

All products for export shipped by air or sea which contain listed hazardous materials meet United Nations Standards as of January 1991.  The requirements are based on the U.N.’s performance-oriented packaging (POP) specifications found in the “Transport of Dangerous Goods” commonly called “The Orange Book.”

Dental products segment

From its inception in 1971 through 2004, the Company at various times introduced dental products designed to satisfy specific material or supply requirements of the practicing dental professional and of the orthodontic specialist.

Its dental product line consists of a variety of restorative materials (filling materials, core build up materials) and orthodontic adhesives.

Dental marketing in the United States

The Company markets its dental and orthodontic products in the United States through telephone solicitation, direct mail, and dental dealers.  The Company plans and executes its own marketing programs.

Dental marketing outside the United States

The Company markets dental products outside the United States through foreign dental distributors who either solicit individual dentists and orthodontists and sell the Company’s products to them directly for use in the treatment of their patients, or sell through local dealers whom they engage to sell the Company’s products on their behalf.  The Company plans and executes its own international marketing programs.

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

There is generally worldwide movement to increase and/or streamline the regulations controlling medical devices.  The twenty-two countries in Europe have consolidated their regulations into a joint code referred to as ISO 9000.  This code regulates the manufacture and distribution of medical devices in Europe.  One of the provisions of the code is that the Company maintain a quality control system very much like the FDA system, but with some differences.  It appears that these differences are being negotiated so that both regulations will be equivalent.

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

Applicable to All Segments

Foreign and Domestic Operations and Export Sales

	Year ended September 30
	2004	2003	2002
	(000)	(000)	(000)

United States export sales (except Canada)	$156	$242	$253
United States domestic sales (including Canada)	$9,321	$9,488	$9,901

Research program

The Company focuses on brand acquisitions rather than extensive internal research and development.  Effective July 1996, the Company eliminated its internal research and development department, and decided that future testing and research, that cannot be absorbed by its quality assurance and production control departments, will be placed outside the Company.  The Company follows the policy of expensing all research and development costs when incurred.  The Company did not have any internal research and development expenses during fiscal years September 30, 2004 and 2003.

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

Effective November 23, 1998, the Company applied for and was granted a Controlled Substance License with the Drug Enforcement Agency (DEA).  The license is issued for one year and grants the Company the right to distribute prescription drug products containing controlled substance (s).  As of February 25, 2004, the Company’s DEA license was renewed.

Environmental protection regulation and litigation

The Company owns a manufacturing facility located in South El Monte, California.  The California Regional Water Quality Control Board (The “RWQCB”) ordered the Company in 1988 and 1989 to investigate the contamination on its property (relating to soil and groundwater contamination).  The Company engaged a consultant who performed tests and reported to the then Chairman of the Company.  The Company resisted further work on its property until the property upgradient was tested in greater detail since two “apparent source” lots had not been tested.  On August 12, 1991, the RWQCB issued a “Cleanup and Abatement Order” directing the Company to conduct further testing and clean up the site.  In October 1991, the Company received from an environmental consulting firm an estimate of $465,200 for investigation and cleanup costs.  The Company believed that this estimate was inconclusive and overstated the contamination levels.  The Company believes that subsequent investigations will support the Company’s conclusions about that estimate.  The Company did not complete the testing for the reasons listed above as well as “financial constraints.”  In June 1992, the RWQCB requested that the EPA evaluate the contamination and take appropriate action.  At the EPA’s request, Ecology & Environment, Inc. conducted an investigation of soil and groundwater on the Company’s property.  Ecology & Environment Inc.’s Final Site Assessment Report, which was submitted to the EPA in June 1994, did not rule out the possibility that some of the contamination originated on-site, and resulted from either past or current operations on the property.

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

The tenants of nearby properties upgradient have sued the Company, alleging that hazardous materials from the Company’s property caused contamination on the properties leased by the tenants.  The case name is Del Ray Industrial Enterprises, Inc. v. Robert Malone, et al., Los Angeles County Superior Court, Northwest District, commenced August 21, 1991.  In this action, the plaintiff alleges environmental contamination by defendants of its property, and seeks a court order preventing further contamination and monetary damages.  The Company does not believe there is any basis for the allegations and is vigorously defending the lawsuit.

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

By letter dated November 13, 2000, the Company was notified that the City of Monterey Park, San Gabriel Valley Water Company and Southern California Water Company intend to bring suit under the Safe Drinking Water and Toxic Enforcement Act of 1986, alleging that the Company has knowingly released volatile organic compounds in the soil and shallow groundwater beneath the Company’s property between at least on or before November 8, 1996 and the present and has failed to promptly clean up all of the contamination.  As of the date of this report, the Company has not been served with this lawsuit.

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

The Company believes the City of South El Monte does not appear to be located over any of the major plumes.  However, the EPA has announced it is studying the possibility that, although the vadose soil and groundwater, while presenting cleanup problems, there may be a contamination by DNAPs (dense non-aqueous phase liquids), i.e., “sinkers,” usually chlorinated organic cleaning solvents.  The EPA has proposed to drill six “deep wells” throughout the City of South El Monte at an estimated cost of $1,400,000.  The EPA is conferring with SEMPOA (South El Monte Property Owners Association) as to cost sharing on this project.  SEMPOA has obtained much lower preliminary cost estimates.  The outcome cost and exact scope of this are unclear at this time.

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

As of September 30, 2004, no settlements have been reached.  The total amount expensed in prior years relating to this environmental issue is $860,000.  For the year ended September 30, 2004, no additional amounts have been expensed or accrued.  The Company has an accrued liability on the books at September 30, 2004 of $740,000 for the environmental cleanup.

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

Employees

The Company’s work force of 82 presently includes 30 permanent employees, both salaried and hourly, and 52 personnel leased through employment agencies.

Other

The Company is not dependent upon any one supplier for any important raw material item.  Most raw material items are commodities and readily available in the market.  In most instances, the Company utilizes two or more suppliers to furnish raw materials as needed.  Sources are believed to be sufficient to satisfy current and anticipated needs.

Demand for some of the Company’s principal product lines is not seasonal.  The depilatory line of products and lip balms are generally seasonal, with demand significantly higher during the spring and summer months for the depilatories and fall and winter for the lip balms.

Although the Company does not believe that it is dependent upon any one customer or distributor, a customer accounted for 10% and 12% of the Company’s net revenues during fiscal 2004 and 2003, respectively.  No other customer accounted for 6% or more of the Company’s net revenues for fiscal 2004 and 8% for fiscal 2003.

Backorders are not significant factors in the Company’s business.  Most orders are filled immediately and, in any event, are cancellable under certain conditions.  There are no material contracts with distributors.

Consumer Products Division returns must include proof of purchase, sales receipt and a written explanation of the reason for the return.  The Company generally provides credits for replacement of product, however, on occasion it may provide a cash refund.

In addition, discontinued, overstocked or out of date items may be returned to the Company.  A procedure is established that the customer must receive a “return authorization number” for the product to be returned.  Once the product is returned, freight prepaid, to the Company’s warehouse, it is counted and a credit will be issued toward a future purchase.  The customer will not receive credit for additional merchandise that may have been added to the return which was not authorized.

The Company’s sales return policy for the Dental Division, is as follows: “Products returned to Lee Pharmaceuticals for credit must be sent postage paid and within 90 days of purchase.”  Defective merchandise can be replaced free of charge at any time prior to the date of expiration.  Excessively used or improperly stored merchandise is not eligible for replacement.

ITEM 2.          DESCRIPTION OF PROPERTY.

The Company occupies, through ownership or lease, ten buildings on contiguous lots in South El Monte, California. The Company owns the following:

Address	Approximate square footage	Usage

1428 Santa Anita Avenue	10,400	Chemical processing and filling.

The Company leases the following:

Address	Approximate square footage	Aggregate annual rental		Lease expiration date	Usage

1434 Santa Anita Avenue	11,200	$65,070	*	11/30/2005	Inventory control, personnel, data processing, accounting offices and dental production/shipping.

1460 Santa Anita Avenue	14,560	84,594	*	11/30/2005	Consumer shipping.

1470 Santa Anita Avenue (1)	8,400	48,803	*	11/30/2005	Effective July 16, 1996, the building was subleased.

1500 Santa Anita Avenue	17,600	102,252	*	11/30/2005	Warehouse, consumer packaging operations, injection molding and corrugated printing.

1516 Santa Anita Avenue	17,600	102,252	*	11/30/2005	Sales/marketing offices, purchasing and warehouse.

1444 Santa Anita Avenue (2)	9,800	78,360	*	11/30/2005	Executive office, consumer production, quality control and bottle printing.

1427 Lidcombe Avenue	6,000	34,859	*	11/30/2005	Maintenance and chemical processing (rear building).

1425 Lidcombe Avenue	6,000	34,859	*	11/30/2005	Chemical processing and packaging.

1445 Lidcombe Avenue (2)	9,200	73,560	*	11/30/2005	Manufacturing and packaging.

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

In addition, in the ordinary course of its business, the Company is involved from time to time in litigation.  In the opinion of management of the Company, none of that litigation currently pending will have a material effect on its business or financial condition.  See Item I – “Applicable to All Segments - Environmental protection regulation and litigation” for additional information concerning certain environmental litigation.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS’ MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock trades on the electronic over-the-counter bulletin board under the trading symbol LPHM.  For the two most recent fiscal years, its shares have closed at high and low trading prices as follows:

	QTR	High	Low
FY 2004	1Q	$.1700	$.1000
	2Q	.1700	.1100
	3Q	.1700	.1300
	4Q	.1500	.1100
FY 2003	1Q	$.1300	$.0800
	2Q	.1100	.0900
	3Q	.1100	.0900
	4Q	.1600	.0900

There were approximately 694 shareholders of record of the Company’s Common Stock as of the close of business on September 30, 2004.

The Company has not paid any cash dividends and has no present intention of paying cash dividends in the foreseeable future.

ITEM 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Fiscal years ended September 30, 2004, and September 30, 2003

In fiscal 2004, net revenues declined approximately 3% to $8,533,000 from $8,758,000 in fiscal 2003.  The decrease ($225,000) in net revenues was principally attributed to lower sales volume associated with the Lee® Lip-Ex® lip balm category ($111,000), various personal care items ($207,000) and One Step at a Time® ($169,000).  In addition, the Company experienced lower volume from a number of its many over-the-counter items ($367,000).  The Company believes that these declines are to be expected from old established brands that are not being supported by advertising or promotion.  The Company continues to strive to stabilize and grow its sales in these particular products.  However, there is no certainty in any given year that the Company will be successful in accomplishing these goals.  Somewhat offsetting these decreases in net revenues were increases in the private label ($231,000) segment along with the added sales of a newly acquired brand ($193,000).  Also, the Company reported increases in several over-the-counter items ($248,000).  The Company’s sales returns decreased approximately $28,000 or 3% when comparing fiscal years 2004 and 2003.  The Company experienced fewer deletions of their SKUs (stock keeping units) at the retail store level during fiscal 2004.  Company efforts have continued in the direction of expansion into the private label business segment.

Cost of sales as a percentage of gross revenues for fiscal 2004 and 2003 was 58% and 54%, respectively.  The higher cost of sales percentage shown for fiscal 2004 was because the Company has continued to experience changes in the overall product mix along with lower priced commodity-type goods with an accompanying higher cost of goods attached to them.  Over 32% of the Company’s gross sales were generated from the lower gross margin goods.  Also, the Company increased its inventory obsolescence reserve ($456,000) during fiscal 2004.  The Company was able to reduce the overall cost of analytical tests related to quality control by purchasing new equipment and developing test methods in-house, thereby eliminating the use of an outside laboratory.  The cost savings associated with this change was approximately $95,000 and was partially offset by higher depreciation expense ($34,000) due to the addition of the needed testing equipment.

Selling and advertising expenses decreased $230,000 or 8% when comparing fiscal years 2004 and 2003.  The decrease in expenses was due primarily to the following factors: (1) lower freight costs ($133,000), (2) lower advertising costs ($115,000), (3) lower bad debt charges ($102,000), (4) lower royalty expense ($75,000) and (5) lower convention, travel and entertainment expenses ($49,000).  These decreases were somewhat offset by increases in: (1) product liability insurance ($119,000), (2) labor costs ($85,000) and (3) building rent ($64,000).

General and administrative expenses decreased $71,000 or 5% when comparing fiscal years 2004 and 2003.  This decrease was principally due to: (1) lower various supply costs ($98,000) and (2) lower MIS (Management Information Systems) for consulting services ($61,000).  These decreases were offset by: (1) higher dues and subscription costs ($56,000) and (2) higher accounting and auditing fees ($23,000).

Financial Accounting Standards No. 142 (FAS-142) became effective for the Company on October 1, 2001.  FAS-142 requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized; however, these assets must be tested at least annually for impairment.  FAS-142 also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification under the new requirements.  As a result of FAS-142, the Company is required to evaluate periodically for impairment of goodwill and other intangible assets.  For the years ended September 30, 2004 and 2003, the Company had recorded an impairment charge of $39,000 and $254,000, respectively.

Interest expense increased $16,000 or 2% when comparing fiscal years 2004 and 2003.  The increase was due primarily to an increase in the prime rate.

Other income decreased $154 ,000 or 23% to $512,000 when comparing fiscal years 2004 and 2003.  The decrease was attributed to lower realized gains from the sale of four of the Company’s product lines ($191,000), a decrease in the Company’s portion of the net profits from its investment of a product line with Monticello Drug Company ($153,000) and a decrease of property tax refunds recorded as other income ($15,000).  Offsetting these decreases was an increase of $205,000 from the Company’s distribution agreement with Monticello Drug Company.

The Company reported a net loss of $1,229,000, or 30 cents per share, during fiscal year 2004 as a result of the aforementioned.

Liquidity and capital resources

Working capital was a negative $3,519,000 at September 30, 2004, as compared with a negative $3,524,000 at September 30, 2003.  The ratio of current assets to current liabilities was .5 to 1 at September 30, 2004 and September 30, 2003.  The decrease in the negative working capital of $5,000 was due primarily to an increase in accounts receivable ($432,000), an increase in other prepaids ($199,000) and a decrease in the short term portion of notes payable ($556,000).  Offsetting these were increases in accounts payable ($601,000), amounts due to related parties ($315,000) and inventory reserves ($250,000).  The Company has failed to make principal and interest payments on certain loans.  The total arrearage is principal of $1,712,000 plus interest of $1,071,000, an aggregate of $2,783,000, of which $2,005,000 is due to related parties and $778,000 to non-related parties.

Effective September 1, 2004, the Company reached an agreement with a non-related party to consolidate eleven (11) of its notes payable plus accrued and unpaid related interest (totaling $2,176,000) into one (1) note payable, due on December 1, 2005, with interest payable at the one month LIBOR (London Interbank Offered Rate) rate.  The interest rates on the above cancelled eleven (11) notes payable were at 20% or 24%.  The LIBOR rate at September 30, 2004 was 1.8401%. The Company anticipates a cash savings of approximately $381,000 per year.  Also, effective September 20, 2004, the Company implemented a wage freeze for all employees, plus a staff and corresponding salary reduction in certain areas.  The Company anticipates a cash savings of approximately $450,000 per year.  The total savings of these two actions is approximately $831,000.

Subsequent to September 30, 2004, the Company sold one of its product lines for $750,000 cash.

In addition, in November 2004, the Company’s outside finance lender agreed to adjust the Company’s monthly principal payments on its various equipment loans by one-half, commencing January 1, 2005.  The expected annual principal payment savings (net of interest) related to this transaction is approximately $40,000.

The Company is expecting to increase sales volume by expanding existing product lines.  There can be no guarantee that this will materialize.

In comparing fiscal years 2004 and 2003, accounts receivable turnover increased (10.7 versus 10.5) and the number of day’s sales were in average accounts receivable improved (28 days versus 29 days).  This data was relatively constant during fiscal years 2004 and 2003 due to continued collection efforts.  Accounts payable as a percentage of total costs and expenses was 12% in fiscal 2004 versus 10% in fiscal 2003.

Effective April 23, 2002, the Company renewed its accounts receivable financing, maturing May 2005, whereby 70% of the eligible domestic accounts receivable, not to exceed the greater of $1,400,000 or $1,400,000 less amounts advanced on inventory, can be advanced.  At September 30, 2004, the amount advanced to the Company was $986,000.  The agreement is renewable for successive one year periods thereafter.  Also, the agreement requires minimum monthly interest of $3,000 with an interest rate of 8% above Union Bank of California’s prime rate.  Additionally, there is a separate $400,000 term loan on the Company’s equipment.  As monthly payments are made to reduce the equipment term loan balance, the Company, from time to time, as needed, can request additional financing for new and used equipment at 80% of the purchase price.  As of September 30, 2004, the equipment term loan balance was $223,000.  This equipment financing is secured by a security interest in all of the Company’s assets and requires monthly payments of $21,400 plus interest at Union Bank of California’s prime rate plus 8%.  The continuing personal guarantee by the Company’s President, of obligations of the Company, remains in force.

During fiscal 2003, the Company financed the acquisition of a product line.  The debt incurred for the financing of this product line was $90,000 at an interest rate of 20%.

See “Business - Applicable to All Segments - Environmental protection regulation and litigation” for a description of certain environmental matters relating to the Company.

The Company has an accumulated deficit of $10,456,000.  The Company’s past recurring losses and fiscal 2001 and 2000’s nominal profits from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

The Company does not believe that inflation had a significant impact on its operations during fiscal years 2004 and 2003.

ITEM 7.          FINANCIAL STATEMENTS.

Index to Financial Statements

Report of Independent Registered Accounting Firm

Financial Statements:

Balance sheet as of September 30, 2004

Statements of operations for the years ended September 30, 2004 and September 30, 2003

Statements of stockholders’ (deficit) for the years ended September 30, 2004 and September 30, 2003

Statements of cash flows for the years ended September 30, 2004 and September 30, 2003

Notes to financial statements

George Brenner, CPA

A PROFESSIONAL CORPORATION

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – FAX 310/202-6494

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Lee Pharmaceuticals

I have audited the accompanying balance sheet of Lee Pharmaceuticals (a California corporation) as of September 30, 2004, and the related statements of operations, stockholders’ (deficit) and cash flows for the years ended September 30, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lee Pharmaceuticals as of September 30, 2004 and the results of its operations and its cash flows for the years ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 13 to the financial statements, the Company is named in several environmental remediation actions.  Although the Company has accrued a liability in the amount of $740,000, the total costs of these actions cannot be presently determined.  The total amount of expense from inception relating to this issue is $860,000.  However, the actual costs could differ materially from the amounts expensed to date.

GEORGE BRENNER

George Brenner, CPA

Los Angeles, California
December 14, 2004

LEE PHARMACEUTICALS

BALANCE SHEET

(rounded to thousands)

SEPTEMBER 30, 2004

ASSETS

CURRENT ASSETS:
Cash	$28,000
Accounts receivable, less allowance for doubtful accounts of $31,000 and sales returns allowance of $163,000	1,012,000
Inventories	2,179,000
Deposits	298,000
Other current assets	230,000
TOTAL CURRENT ASSETS	3,747,000

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	49,000
Building	217,000
Machinery and equipment	5,796,000
Leasehold improvements	421,000
6,483,000
Less accumulated depreciation and amortization	(5,661,000)
NET PROPERTY, PLANT AND EQUIPMENT	822,000
OTHER ASSETS:
Intangible assets, net of accumulated amortization of $1,372,000 and impairment of $2,102,000	1,682,000
Non-current deposits	46,000
TOTAL OTHER ASSETS	1,728,000

TOTAL	$6,297,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Bank overdraft	$13,000
Notes payable - finance company	1,079,000
Current portion - notes payable, other	871,000
Current portion - note payable related party	1,307,000
Accounts payable	1,059,000
Accrued liabilities	975,000
Environmental cleanup liability	366,000
Due to related parties	1,419,000
Deferred income	177,000
TOTAL CURRENT LIABILITIES	7,266,000

LONG-TERM NOTES PAYABLE TO RELATED PARTIES	1,489,000
LONG-TERM NOTES PAYABLE – FINANCE COMPANY	147,000
LONG-TERM NOTES PAYABLE, OTHER	2,710,000
ENVIRONMENTAL CLEANUP LIABILITY – CASMALIA SITE	374,000
DEFERRED INCOME	132,000
TOTAL LIABILITIES	12,118,000

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ (DEFICIT):
Common stock, $.10 par value; authorized 7,500,000 shares; issued and outstanding, 4,135,162 shares	413,000
Additional paid-in capital	4,222,000
Accumulated (deficit)	(10,456,000)
TOTAL STOCKHOLDERS’ (DEFICIT)	(5,821,000)

TOTAL	$6,297,000

The accompanying notes are an integral part of the financial statements.

LEE PHARMACEUTICALS

STATEMENTS OF OPERATIONS

(rounded to thousands)

FOR THE YEARS ENDED SEPTEMBER 30,

	2004	2003

GROSS REVENUES	$9,477,000	$9,730,000
Less: Sales returns, discounts and allowances	(944,000)	(972,000)

NET REVENUES	8,533,000	8,758,000

COSTS AND EXPENSES:
Cost of sales	5,499,000	5,252,000
Selling and advertising	2,631,000	2,861,000
General and administrative	1,238,000	1,309,000
Intangible impairment loss	39,000	254,000

Total costs and expenses	9,407,000	9,676,000

OPERATING (LOSS)	(874,000)	(918,000)
INTEREST EXPENSE	(867,000)	(851,000)
(LOSS) GAIN ON SALE OF FIXED ASSETS	—	(1,000)
OTHER INCOME	512,000	666,000

NET (LOSS)	$(1,229,000)	$(1,104,000)

LOSS PER SHARE DATA:

Basic and fully diluted (loss) per share	$(.30)	$(.27)

Weighted average common shares outstanding, basic and fully diluted	4,135,162	4,135,162

The accompanying notes are an integral part of the financial statements.

LEE PHARMACEUTICALS

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

(rounded to thousands)

FOR THE YEARS ENDED SEPTEMBER 30,

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Total
	Number of Shares	Amount

Balance at September 30, 2002	4,135,162	$413,000	$4,222,000	$(8,123,000)	$(3,488,000)

Net (loss)				(1,104,000)	(1,104,000)

Balance at September 30, 2003	4,135,162	413,000	4,222,000	(9,227,000)	(4,592,000)

Net (loss)				(1,229,000)	(1,229,000)

Balance at September 30, 2004	4,135,162	$413,000	$4,222,000	$(10,456,000)	$(5,821,000)

The accompanying notes are an integral part of the financial statements.

LEE PHARMACEUTICALS

STATEMENTS OF CASH FLOWS

(rounded to thousands)

FOR THE YEARS ENDED SEPTEMBER 30,

	2004	2003

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net (loss)	$(1,229,000)	$(1,104,000)
Adjustments to reconcile net loss to net cash required by operating activities:
Depreciation	206,000	173,000
Amortization of intangibles	207,000	198,000
Intangible impairment loss	39,000	254,000
Loss (gain) on disposal of property, plant, and equipment	—	1,000
(Decrease) in deferred income	(244,000)	(172,000)
(Gain) on sale of product brand	(4,000)	(266,000)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(432,000)	506,000
Decrease (increase) in inventories	327,000	(88,000)
(Increase) decrease in deposits	(76,000)	99,000
(Increase) decrease in other current assets	(123,000)	76,000
(Decrease) increase in bank overdraft	(87,000)	27,000
Increase (decrease) in accounts payable and accrued liabilities	601,000	(241,000)
(Decrease) increase in due to related parties	(82,000)	599,000

Net cash (used in) provided by operating activities	(897,000)	62,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(373,000)	(311,000)
Proceeds from sale of equipment	—	—
Proceeds from sale of product brand	4,000	665,000
Acquisition of product brands and covenants not to compete	—	(90,000)

Net cash (used in) provided by investing activities	(369,000)	264,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related party	277,000	—
(Payments on) notes payable to related party	(4,000)	(156,000)
Increase (decrease) in notes payable	250,000	(258,000)
Proceeds from notes payable, other	893,000	1,000,000
(Payments on) notes payable, other	(138,000)	(922,000)

Net cash provided by (used in) financing activities	1,278,000	(336,000)

NET INCREASE (DECREASE) IN CASH	12,000	(10,000)
Cash, beginning of year	16,000	26,000

Cash, end of year	$28,000	$16,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$459,000	$789,000
Taxes	$1,000	$1,000

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

Continued existence

The financial statements have been prepared assuming the Company will continue as a going concern.  The Company has an accumulated deficit of $10,456,000.  The Company’s recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.  Management’s plans in regard to these matters are to increase profitability by increasing sales, control expenses and seek additional financing from outside lenders.  The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Depreciation and amortization

Property and Equipment

Property and equipment are recorded at cost.  Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Amortization and depreciation are computed on the straight line methods used for financial reporting purposes using the following lives:

Building	31 years
Machinery and equipment	5-7 years
Leasehold improvements	10 years

Depreciation expense was $206,000 and $173,000 for the years ended September 30, 2004 and 2003, respectively.

Intangibles

Intangible assets are being amortized under the straight-line method using the following lives:

Covenants not to compete	60 months - 120 months
Distribution rights	56 months

Amortization expense was $207,000 and $198,000 for the years ended September 30, 2004 and 2003, respectively.

Environmental expenditures

Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  The Company’s proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated.  Management believes that the total amount provided at September 30, 2004 for remedial cost studies is adequate based on current information available.  (See Note 13 - “Assessment for environmental cleanup.”)

Customer concentration and vendors

The Company had one major customer with sales volume approximating 10% of the Company’s net revenues for fiscal year ending September 30, 2004, and 12% for fiscal year ending September 30, 2003.  The amount due from the customer was $209,000 and $58,000 at September 30, 2004, and 2003, respectively, and is included in accounts receivable in these financial statements.  The Company has five vendors that accounted for 36% of the total inventory purchased for the fiscal year ended September 30, 2004.

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

Advertising costs

Advertising costs are expensed as incurred.  Advertising costs for fiscal years ended September 30, 2004 and 2003 were $180,000 and $297,000, respectively.

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

Information available on reportable segments is as follows:

	For Year Ended September 30
	2004	2003
Revenue from consumer personal care products	$9,333,000	$9,530,000
Revenue from professional dental products	$144,000	$200,000

The Company does not identify or allocate assets by operating segment and does not allocate cost of sales, operating profits, depreciation or other expenses by operating segments.

New accounting pronouncements

In September 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Asset Retirement Obligations.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The statement will be effective for the Company’s fiscal years ending 2003 and 2004.  Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net (loss) per share:

	For Year Ended September 30
	2004	2003
Basic net (loss) per share - weighted average number of common shares outstanding	4,135,162	4,135,162
Effect of potentially dilutive securities outstanding - restricted stock and options	—	—
Shares used in diluted net (loss) per share computation	4,135,162	4,135,162

Options to purchase shares of Common Stock at an average share price which is greater than the average market price of the shares are not included in the computation of diluted earnings per share, or EPS, because the effect of their inclusion would have been anti-dilutive.  For the years ended September 30, 2004 and 2003, there were no options outstanding respectively.

NOTE 3 -       INVENTORIES

Inventories consist of the following at September 30, 2004:

Raw materials	$2,121,000
Work-in-process	303,000
Finished goods	605,000
3,029,000
Allowance for obsolescence	(850,000)
Total	$2,179,000

NOTE 4 -       INTANGIBLE ASSETS

The Company acquired certain product lines prior to fiscal 2004 (see Note 18).  Amounts related to these acquisitions are allocated to intangible assets.  Included in intangible assets, which have not been fully amortized at September 30, 2004, are the following:

	Cost	Accumulated Amortization and Impairment at 10/1/03	Acquisitions (Sales) Current Year	Current Year Amortization	Current Year Impairment	Net Unamortized at 9/30/04

Product lines	$3,065,000	$(2,063,000)	$—	$—	$(39,000)	$963,000
Covenants not to compete	2,091,000	(1,165,000)	—	(207,000)	—	719,000

Total	$5,156,000	$(3,228,000)	$—	$(207,000)	$(39,000)	$1,682,000

Product lines

Since the acquisition, profit margins for certain of the products have been below management’s expectations principally as a result of lower than expected sales levels.  During 2004, the Company performed a detailed evaluation of the product lines which took into consideration estimated future cash flows of the individual brands based on the brands’ projected sales and the direct costs associated with manufacturing and selling the brands.  Where the individual brands’ undiscounted cash flow projections were less than the carrying value, an impairment loss was calculated and recognized.  In determining the amount of impairment loss, the value of each product line was calculated using the discounted future estimated annual cash flows.  A discount rate of 33.3%, which represents an estimated risk-adjusted cost of capital, was used in the calculation.  This evaluation resulted in a noncash charge to operations for the years ended September 30, 2004 of $39,000 and September 30, 2003 of $254,000.

Covenant not to compete

Covenant not to compete agreements (net unamortized) $719,000 at September 30, 2004, represents the portion of the purchase price associated with the acquisition of nine different product lines allocated to noncompetition agreements.  Under these agreements, the former companies agreed not to compete with the Company for periods ranging from five to ten years.  The related cost is being amortized on the straight-line method over the terms of the agreements.

NOTE 5 -       NOTES PAYABLE - FINANCE COMPANY

The agreement with the lender covering the following notes payable contains a solvency provision which has been waived by the lender:

Note payable (accounts receivable financing), secured by accounts receivable, equipment, inventories, and certain other assets, maximum revolving advance is $1,400,000 (based on domestic accounts receivable as defined in the agreement less amounts loaned on inventory, not to exceed $95,000, can be advanced), requires minimum monthly interest of $3,000, interest rate is 8% above Union Bank of California’s prime rate. The agreement matures May 2005 and is renewable annually. The continuing personal guarantee by the Company’s President, of the obligations of the Company, remains in force.	$908,000

Note payable, secured by inventory, maximum amount of term loan is the lessor of $95,000 or 25% of the amount of eligible inventory, requires monthly payments of $5,000 plus interest at Union Bank of California’s prime rate plus 8%, maturing May 2005.	95,000

Note payable, maximum amount of term loan is $70,000, secured by the Company’s machinery and equipment, requires monthly payments of $2,900 plus interest at Union Bank of California’s prime rate plus 8%, maturing May 2005.	7,000

Note payable, maximum amount of term loan is $50,000, secured by the Company’s machinery and equipment, requires monthly payments of $2,000 plus interest at Union Bank of California’s prime rate plus 8%, maturing May 2005.	12,000

Note payable, maximum amount of term loan is $60,000, secured by the Company’s machinery and equipment, requires monthly payments of $2,500 plus interest at Union Bank of California’s prime rate plus 8%, maturing May 2005.	36,000

Note payable, maximum amount of term loan is $216,000, secured by the Company’s machinery and equipment, requires monthly payments of $9,000 plus interest at Union Bank of California’s prime rate plus 8%, maturing May 2005.	168,000
$1,226,000
Less current portion	(1,079,000)
$147,000

Interest expense on the above notes was $164,000 for the year ended September 30, 2004.

NOTE 6 -       ACCRUED LIABILITIES

For the year ended September 30, 2004, accrued liabilities consisted of the following:

Payroll taxes	$13,097
Royalties	91,114
Commissions	33,747
Customers’ deposits	44,208
Rental deposits	8,641
Salaries and vacation	125,451
Professional fees	32,965
Other	625,777
Total	$975,000

NOTE 7 -       DUE TO RELATED PARTIES

Due to related parties totaling $1,419,000 at September 30, 2004, is comprised of accrued interest of $1,043,000 (see Note 10) and advances of $376,000 from the President/Stockholder and Director/Stockholder that are unsecured.

NOTE 8 -       RELATED PARTY TRANSACTIONS

The amounts of rents paid to the President/Stockholder were $152,000 for September 30, 2004 and $148,000 for September 30, 2003.

During the fiscal year ending September 30, 2004, the total interest expensed to related parties (see Note 10) was $112,000 of which $34,000 was paid.  Included in due to related parties, as of September 30, 2004, was accrued interest of $1,043,000.

During the fiscal year ending September 30, 2003, the total interest expensed to related parties (see Note 10) was $109,000 of which $46,000 was paid.  Included in due to related parties, as of September 30, 2003, was accrued interest of $965,000.

NOTE 9 -       NOTES PAYABLE - OTHER

Note payable to a company, secured by product brand, payable in monthly installments of $12,000, plus interest, commencing July 25, 2001, and continuing monthly thereafter, until and including September 25, 2001. Thereafter, monthly installment payments will be $22,000. The interest rate is the highest prime rate published by Citibank, N.A., during the preceding month. This note is past due its maturity.	$417,000

Note payable to bank, secured by a deed on land and building, requires monthly payments of $3,500, including interest at the bank’s reference rate (4.75% at September 30, 2004) plus 4%, maturing January 2006. The note is guaranteed by the President and former Chairman of the Company.	53,000

Note payable, secured by product brand, bearing interest at 20%. The note, as renewed, matures December 1, 2004. As of the date of this report, the Company is seeking to negotiate an extension of the maturity date to December 1, 2005. Interest only payments are made monthly.	50,000

Note payable, unsecured, with interest only payments at 10%, commencing August 20, 2003. The due date of the note is October 12, 2005, and is guaranteed by the President of the Company. After two years from July 17, 2003, either party can give 90 days written notice to pay off in full.	300,000

Note payable, unsecured, in the amount of $150,000, plus accrued interest at 24% from December 3, 2003 through March 1, 2004. Principal and interest due and payable March 1, 2004. This note is past due its maturity.	120,000

Note payable, unsecured, in the amount of $200,000, plus accrued interest at 15% from May 17, 2004. Principal and accrued interest is due and payable August 14, 2004. This note is past due its maturity.	200,000

Note payable, secured by product brand, in the amount of $300,000, plus interest at 20%, payable in monthly installments of $5,000, commencing April 1, 2004. This note replaces a $200,00 note dated July 1, 2002 which had been paid down to $100,000.	265,000

Note payable, secured by product brand, in the amount of $2,176,000, plus interest at the one month LIBOR rate (1.8401% at September 30, 2004), payable monthly. Principal amount is due December 1, 2005.	2,176,000
3,581,000
Less current portion ($737,000 in arrears)	(871,000)
$2,710,000

Interest expense on the above notes was $529,000 for the year ended September 30, 2004.

NOTE 10 -     NOTES PAYABLE - RELATED PARTIES (LEE FAMILY MEMBERS)

Notes payable to relatives of the President/Stockholder, unsecured, bearing interest at bank’s prime rate (4.75% at September 30, 2004), maturing January 2005. Payable interest only. At September 30, 2004, accrued interest was $8,000.	$36,000

Note payable to Director/Stockholder, unsecured, bearing interest at bank’s prime rate (4.75% at September 30, 2004), principal and accrued interest is payable in January 2005. At September 30, 2004, accrued interest was $1,000.	372,000

Notes payable to related party (Lee Foundation), secured by product brand, bearing interest at bank’s prime rate (4.75% at September 30, 2004), principal and accrued interest is payable in January 2005. At September 30, 2004, accrued interest was $82,000.	400,000

Note payable to the estate of a relative of a Director/Stockholder, unsecured, bearing interest at bank’s prime rate (4.75% at September 30, 2004), and principal payable based on a twelve (12) year fully amortized schedule commencing March 15, 1997. No principal payments have been made on this note. At September 30, 2004, accrued interest was $948,000.	1,440,000

Note payable to Director/Stockholder, secured by product brand, bearing interest at bank’s prime rate (4.75% at September 30, 2004), principal and accrued interest is payable in January 2005.	21,000

Note payable to Director/Stockholder, unsecured, bearing interest at bank’s prime rate (4.75% at September 30, 2004), principal and accrued interest is payable in January 2005. At September 30, 2004, accrued interest was $1,000.	250,000

Demand note payable to Director/Stockholder, unsecured, bearing interest at 12% commencing June 15, 2004. Payment due upon demand by the note holder. At September 30, 2004, accrued interest was $3,000.	277,000
2,796,000
Less current portion ($975,000 in arrears)	(1,307,000)
$1,489,000

Interest expense on the above notes was $112,000 for the year ended September 30, 2004.

NOTE 11 -     DEBT MATURITIES SCHEDULE

At September 30, 2004, the Company was committed to the following minimum principal payments:

Year ending September 30,	Notes payable finance company	Related parties	Other	Total

2005	$1,079,000	$2,386,000	$3,047,000	$6,512,000
2006	147,000	120,000	389,000	656,000
2007	—	120,000	60,000	180,000
2008	—	120,000	60,000	180,000
2009	—	50,000	25,000	75,000

Total	$1,226,000	$2,796,000	$3,581,000	$7,603,000

NOTE 12 -     DEFERRED INCOME

The deferred income consists of nine assistance agreements paid for in advance by the purchaser of the product lines Klutch®, Astring-o-Sol®, and iodex® (see Note 19). The original agreements vary in length from thirty-six to forty-eight months.  At September 30, 2004, the income to be earned per the agreements is as follows:

Year ending September 30,	Amount

2005	$177,000
2006	118,000
2007	14,000
2008	—

Total	$309,000

NOTE 13 -     COMMITMENTS AND CONTINGENCIES

Lease commitments

At September 30, 2004, the Company is committed to its Chairman and to others under noncancellable operating leases for land and buildings requiring minimum annual rentals as follows:

Year ending September 30,	Others	Chairman	Total

2005	$474,000	$152,000	$626,000
2006	79,000	25,000	104,000
2007	—	—	—
2008	—	—	—
2009	—	—	—

Total	$553,000	$177,000	$730,000

The leases expire November 30, 2005.  The renewal calls for Consumer Price Index (based on Los Angeles - Riverside - Orange County: All items - All Urban Consumers) adjustments on December 1, 2002 and December 1, 2004 pertaining to the leases above (Others) and adjustments on April 1, 2005 for the Chairman’s leases.  The lessee has an option to renew at the end of all lease terms.

Generally, the leases provide that maintenance, insurance and a portion of property taxes are to be paid by the Company.  The Company also has a right of first refusal to acquire most of the buildings which it leases.  The Company’s rental expense for the years ended September 30, 2004, and 2003, net of sublease income, was $574,000 and $515,000, respectively.

During fiscal year 2004, there was one sublease.  The lease is subleased to another company.  Sublease income was $50,400 and $104,000 for fiscal years ended September 30, 2004 and 2003, respectively.  This sublease for $4,116 per month was signed April 1, 2001.  The monthly rental increased to $4,200 May 1, 2003.  It will expire November 30, 2005.

Year ending September 30,	Sublease revenues

2005	$50,400
2006	8,400
2007	—
2008	—
2009	—

Total	$58,800

Assessment for environmental cleanup

The Company owns a manufacturing facility located in South El Monte, California.  The California Regional Water Quality Control Board (The “RWQCB”) ordered the Company in 1988 and 1989 to investigate the contamination on its property (relating to soil and groundwater contamination).  The Company engaged a consultant who performed tests and reported to the then Chairman of the Company.  The Company resisted further work on its property until the property upgradient was tested in greater detail since two “apparent source” lots had not been tested.  On August 12, 1991, the RWQCB issued a “Cleanup and Abatement Order” directing the Company to conduct further testing and clean up the site.  In October 1991, the Company received from an environmental consulting firm an estimate of $465,200 for investigation and cleanup costs.  The Company believed that this estimate was inconclusive and overstated the contamination levels.  The Company believes that subsequent investigations will support the Company’s conclusions about that estimate.  The Company did not complete the testing for the reasons listed above as well as “financial constraints.”  In June 1992, the RWQCB requested that the EPA evaluate the contamination and take appropriate action.  At the EPA’s request, Ecology & Environment, Inc. conducted an investigation of soil and groundwater on the Company’s property.  Ecology & Environment Inc.’s Final Site Assessment Report, which was submitted to the EPA in June 1994, did not rule out the possibility that some of the contamination originated on-site, and resulted from either past or current operations on the property.

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

The tenants of nearby properties upgradient have sued the Company, alleging that hazardous materials from the Company’s property caused contamination on the properties leased by the tenants.  The case name is Del Ray Industrial Enterprises, Inc. v. Robert Malone, et al., Los Angeles County Superior Court, Northwest District, commenced August 21, 1991.  In this action, the plaintiff alleges environmental contamination by defendants of its property, and seeks a court order preventing further contamination and monetary damages.  The Company does not believe there is any basis for the allegations and is vigorously defending the lawsuit.

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

By letter dated November 13, 2000, the Company was notified that the City of Monterey Park, San Gabriel Valley Water Company and Southern California Water Company intend to bring suit under the Safe Drinking Water and Toxic Enforcement Act of 1986, alleging that the Company has knowingly released volatile organic compounds in the soil and shallow groundwater beneath the Company’s property between at least on or before November 8, 1996 and the present and has failed to promptly clean up all of the contamination.  As of the date of this report, the Company has not been served with this lawsuit.

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

The Company believes the City of South El Monte does not appear to be located over any of the major plumes.  However, the EPA has announced it is studying the possibility that, although the vadose soil and groundwater, while presenting cleanup problems, there may be a contamination by DNAPs (dense non-aqueous phase liquids), i.e., “sinkers,”  usually chlorinated organic cleaning solvents.  The EPA has proposed to drill six “deep wells” throughout the City of South El Monte at an estimated cost of $1,400,000.  The EPA is conferring with SEMPOA (South El Monte Property Owners Association) as to cost sharing on this project.  SEMPOA has obtained much lower preliminary cost estimates.  The outcome cost and exact scope of this are unclear at this time.

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

As of September 30, 2004, no settlements have been reached.  The total amount expensed in prior years relating to this environmental issue is $860,000.  For the year ended September 30, 2004, no additional amounts have been expensed or accrued.  The Company has an accrued liability on the books at September 30, 2004 of $740,000 for the environmental cleanup.

NOTE 14 -     STOCK OPTIONS

The 1997 Employee Incentive Stock Option Plan was adopted by the Board of Directors on January 20, 1997, and was approved by the Company’s shareholders on March 11, 1997.  The Employee Incentive Stock Option Plan provides for the granting of options to selected officers and key employees of the Company for the purchase of a total of 980,000 shares of Common Stock of the Company at a price per share equal to the fair market value on the date of the grant.  The options expire five years from the date of the grant.  For the year ended September 30, 2003, options of 212,000 expired.  As of September 30, 2004, there were no options outstanding.

An additional 1997 Stock Option Plan was adopted by the Board of Directors on January 20, 1997, and was approved by the Company’s shareholders on March 11, 1997.  This Stock Option Plan provides for the granting of options to the Company’s outside directors for the purchase of 150,000 shares of Common Stock of the Company at a price per share equal to the fair market value on the date of the grant.  For the year ended September 30, 2003, 150,000 options expired.  As of September 30, 2004, there were no options outstanding.

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

The following is a status of the stock options outstanding at September 30, 2004 and 2003 and the changes during the years then ended:

	2004		2003
	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding, beginning of year	—	$—	212,000	$0.22

Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	$—	(212,000)	$0.22

Outstanding, end of year	—	$—	—	$—

Exercisable at end of year	—	$—	—	$—

Weighted average fair value of options granted		$—		$—

There were no stock options outstanding at September 30, 2004.

NOTE 15 -     DEFERRED INCOME TAXES

The net deferred tax amounts included in the accompanying balance sheet contain the following amounts of deferred tax assets and liabilities:

Deferred tax asset - current	$249,000
Deferred tax liability - current	—
249,000
Less valuation allowance	(249,000)
Net deferred tax asset - current	$—

Deferred tax asset - non-current	$2,533,000
Deferred tax liability - non-current	—
2,533,000
Less valuation allowance	(2,533,000)
Net deferred tax asset - non-current	$—

The deferred tax asset - current, results from an allowance for bad debts and inventory reserves, for financial statement purposes not allowed for income tax purposes.

The deferred tax asset - non-current, results from an estimated net operating loss carryforward for federal and state income tax purposes, and from book depreciation and amortization in excess of tax amounts.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred asset, which may not be realized.  Since the Company had net operating loss (NOL) carryforwards of approximately $14,775,000 for Federal and $2,329,000 for State, the tax rate used to calculate the deferred tax asset for Federal is 15% and 8.84% for State.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets - current:
Allowance for bad debts and returned merchandise	$46,000
Allowance for inventory obsolescence	203,000
Total deferred tax assets - current	249,000

Deferred tax assets - non-current:
Depreciation, amortization and impairment	111,000
Net operating loss carryforward	2,422,000
Total deferred tax assets - non-current	2,533,000

Total net deferred tax assets before valuation allowance	2,782,000
Valuation allowance	(2,782,000)
Net deferred tax assets	$—

NOTE 16 -     INCOME TAXES

As of September 30, 2004, the Company had net operating loss (NOL) carryforwards of approximately $14,775,000 for Federal and $2,329,000 for California which for tax purposes can be used to offset future Federal and California income taxes.  The differences in the state carryforwards relate primarily to the treatment of loss carryforwards and depreciation of property, plant and equipment.  The Federal carryforwards expire from 2005 through 2024; California carryforwards expire from 2004 through 2009.  California has temporarily suspended net operating losses. The Company has provided an allowance for the entire amount of the deferred asset applicable to the NOL.

NOTE 17 -     EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit Sharing Plan (the “Plan”) available to all employees who meet the Plan’s eligibility requirements.  Under the Plan, participating employees may defer a percentage (not to exceed 50%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit (up to $13,000).  However, employees deemed to be highly compensated employees (HCE) for the Plan year may defer a percentage (not to exceed 20%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit (up to $13,000).  Participants who have attained the age of fifty by the end of the calendar year, and have contributed the maximum amount permitted, are also eligible to make an additional contribution (catch-up contribution) up to $3,000 for calendar year 2004.  Company contributions are not required. To date, the Company has not made any contributions to the Plan.

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

On September 10, 2003, the Company purchased certain assets of the product line OraStat® Oral Anesthetic Gel from Stiefel Laboratories, Inc.  The purchase price was $90,000 for a covenant not to compete and an undetermined amount for inventory.  The purchase price of $90,000 was paid in cash at closing.

During fiscal 2004, the Company did not have any acquisitions.

NOTE 19 -     OTHER INCOME

For the year ended September 30, 2004, the Company realized gains of approximately $43,000 related to the sale of the Astring-o-Sol® product line, approximately $73,000 related to the sale of the Klutch® product line and approximately $127,000 related to the sale of the iodex® product line.  These realized gains pertain to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of the Astring-o-Sol® , Klutch®, and iodex® brands.  These amounts are included in other income on the statement of operations.  Also included in other income is $265,000 from the new marketing and distribution agreement with Monticello Drug Company and $4,000 from the sale of the Beau Kreml® product line.

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

NOTE 21 -     SUBSEQUENT EVENTS

On October 12, 2004, the Company sold its Nose Better® line of products to The Woolfoam Corporation for $750,000, plus approximately $14,000 of inventory.  The entire selling price of $750,000 was received in cash at the time of closing and recorded as a gain on the sale of assets.

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

ITEM 8A.       CONTROLS AND PROCEDURES.

As of September 30, 2004, the chief executive officer and chief financial officer of the Company (the “certifying officer”) evaluated the effectiveness of the Company’s disclosure controls and procedures.  These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported, within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the certifying officer on a timely basis.

The certifying officer concluded, based on his evaluation, that the Company’s disclosure controls and procedures are effective for the Company.

Management has determined that the Company has invoiced certain customers before the product was shipped and double shipped to certain other customers.  Management has implemented changes to correct these deficiencies as part of the Company’s upgrade of its electronic data interchange with its customers.  In addition, management has changed its procedures to require that all customer deductions be approved by the Sales Manager or President.  These items had no impact on the financial statements contained herein.

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

Name	Age	Positions held with Company	A director or officer since	Principal occupation during the past five years (1)

Dr. Henry L. Lee	78	Director	1971	Chairman of the Board of Lee Pharmaceuticals through April 1995 when he retired, available as a consultant, currently a Director of the Company

Ronald G. Lee	52	President, Chairman and Director	1977	President and since April 1995, Chairman of the Board of the Company

Michael L. Agresti	62	Vice President – Finance, Treasurer and Secretary	1977	Vice President - Finance, Treasurer and Secretary of the Company

William M. Caldwell IV	57	Director	1987

Chief Executive Officer of Advanced Cell Technologies, Inc., a biotechnology company focused on developing therapies in the area of regenerative medicine; Chairman and President of ITX, Inc., a company that offers telecommunications, data and network security equipment and services to a variety of intermediaries and end users; and President of CAIS Internet, an internet infra-structure solutions company.

(1) None of the companies named, other than the Company, is a parent, subsidiary or other affiliate of the Company.

Family Relationships

Ronald G. Lee is the son of Dr. Henry L. Lee.

No one on the board currently qualifies as an audit committee financial expert, and due to the financial condition of Lee Pharmaceuticals, the Company does not believe it could bring on a director that would meet that criteria.

The Company has not adopted a Code of Ethics for its principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions.  However, the Company anticipates formulating a Code of Ethics which will be adopted within the next twelve months.

ITEM 10.       EXECUTIVE COMPENSATION.

The following table sets forth information with respect to remuneration paid by the Company to the executive officers of the Company with total annual salary and bonus of at least $100,000 for services in all capacities while acting as officers and directors of the Company during the fiscal years ended September 30, 2004, 2003 and 2002:

SUMMARY COMPENSATION TABLE

					Long Term Compensation Awards
		Annual Compensation
Name and Principal Position			Other Annual Compensation ($)				All Other Compensation ($)
	Year	Salary ($)			Options (#)

Ronald G. Lee	2004	217,049	2,750	(1)	—	(2)	—
President, Chairman	2003	213,095	2,739	(1)	—	(2)	$5,000	(3)
(since April 26, 1995) & Director	2002	217,907	3,732	(1)	—	(2)	—

(1)         Includes reimbursement of medical and dental expenses not covered by the Company’s insurance plan.

(2)         No stock options were granted during fiscal years 2004, 2003 or 2002.

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

No stock options were outstanding at September 30, 2004.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the persons who, as of November 30, 2004, were known to the Company to be beneficial owner of more than five percent of the Company’s Common Stock:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of class

Common Stock	Ronald G. Lee 1444 Santa Anita Avenue South El Monte, CA 91733	1,740,726 shares	42%

The following table sets forth the ownership of the Company’s Common Stock by its directors and its named executive officers and all executive officers and directors as a group:

Title of class	Name of beneficial owner	Amount and nature of beneficial ownership	Percentage of class

Common Stock	Ronald G. Lee	1,740,726 shares	42%

Common Stock	Dr. Henry L. Lee	144,334 shares	3%

Common Stock	William M. Caldwell IV	—	—

Common Stock	All officers and directors as a group (4 persons)	1,899,596 shares	46%

The following table sets forth the Company’s Equity Compensation Plan information with respect to the fiscal year ended September 30, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders

The 1997 Employee Incentive Stock Option Plan	0	0	980,000

The 1997 Stock Option Plan	0	0	150,000

Equity compensation plans not approved by security holders

None	0	0	0

Total	0	0	1,130,000

ITEM 12.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information regarding borrowings from and sale and leaseback transactions between the Company and it’s Chairman of the Board which is contained in Notes 8 and 10 of Notes to Financial Statements is incorporated herein by this reference.

ITEM 13.                      EXHIBITS

The following exhibits have been or are being filed herewith, and are numbered in accordance with Item 601 of Regulation S-B:

The following exhibits are filed herewith:

10.	113	-	Cancellation of previous eleven (11) promissory notes and replacing them with a promissory note consolidating the cancelled notes with the Registrant

31.	1	-	Certification by Chief Executive Officer and Chief Financial Officer

32.	1	-	Section 1350 Certification

The following exhibits have been previously filed by the Company:

3.	1	-	Articles of Incorporation, as amended (1)

3.	4	-	By-laws, as amended December 20, 1977 (2)

3.	5	-	Amendment of By-laws effective March 14, 1978 (2)

3.	6	-	Amendment to By-laws effective November 1, 1980 (3)

10.	1	-	Qualified Stock Option Plan including forms of grant (4)

10.	2	-	1985 Employee Incentive Stock Option Plan (5)

10.	3	-	Description of bonus agreements between the Registrant and its officers (2)

10.	4	-	Lease dated December 1, 1990, for the premises located at 1470 Santa Anita Avenue, South El Monte, California (6)

10.	5	-	Lease dated April 16, 1990, for the premises located at 1425 and 1427 Lidcombe Avenue, South El Monte, California (6)

10.	6	-	Lease dated April 16, 1990, for the premises located at 1434 Santa Anita Avenue, South El Monte, California (6)

10.	7	-	Lease dated April 16, 1990, for the premises located at 1460 Santa Anita Avenue, South El Monte, California (6)

10.	8	-	Lease dated April 16, 1990, for the premises located at 1457 Lidcombe, South El Monte, California (6)

10.	9	-	Lease dated April 16, 1990, for the premises located at 1500 Santa Anita Avenue, South El Monte, California (6)

10.	10	-	Lease dated April 16, 1990, for the premises located at 1516 Santa Anita Avenue, South El Monte, California (6)

10.	11	-	Lease dated March 1, 1991, for the premises located at 1444 Santa Anita Avenue, South El Monte, California (6)

10.	12	-	Lease dated March 1, 1991, for the premises located at 1445 Lidcombe Avenue, South El Monte, California (7)

10.	13	-	Promissory notes which were amended in September 1992 evidencing advances by the Registrant’s officers and directors (8)

10.	14	-	Promissory notes which were amended in September 1994 evidencing advances by the Registrant’s officers and directors (9)

10.	15	-	Promissory notes evidencing advances made to the Registrant’s officers and directors (9)

10.	16	-	Promissory notes evidencing advances made to the Registrant (9)

10.	17	-	Promissory notes which were amended in January 1995 evidencing advances by the Registrant’s officers and directors (10)

10.	18	-	Promissory notes evidencing advances made by the Registrant’s officers and directors (10)

10.	19	-	Promissory notes which were amended in July 1995 evidencing advances made to the Registrant (10)

10.	20	-	Royalty agreement dated August 31, 1994, between Lee Pharmaceuticals and The Fleetwood Company, regarding a brand acquisition (10)

10.	21	-	Royalty agreement dated October 4, 1988, between Lee Pharmaceuticals and Roberts Proprietaries, Inc. regarding a brand acquisition (10)

10.	22	-	Note payable to bank dated April 26, 1996, between Lee Pharmaceuticals and San Gabriel Valley Bank, secured by the deed on land and building (11)

10.	23	-	Loan and security agreement dated May 21, 1996, between Lee Pharmaceuticals and Preferred Business Credit, Inc. regarding a revolving credit facility financing (11)

10.	24	-	Secured promissory note dated September 17, 1996, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (12)

10.	25	-	Promissory notes evidencing advances made by the Registrant (12)

10.	26	-	Promissory notes which were amended in July 1996 evidencing advances made to the Registrant (12)

10.	27	-	Sublease dated November 22, 1995, for the premises located at 1460 Santa Anita Avenue, South El Monte, California (12)

10.	28	-	Sublease dated June 11, 1996, for the premises located at 1470 Santa Anita Avenue, South El Monte, California (12)

10.	29	-	Lease dated December 1, 1995, for the premises located at 1444 Santa Anita Avenue, South El Monte, California (12)

10.	30	-	Lease dated December 1, 1995, for the premises located at 1445 Lidcombe Avenue, South El Monte, California (12)

10.	31	-	1997 Employee Incentive Stock Option Plan (13)

10.	32	-	1997 Stock Option Plan (13)

10.	33	-	Promissory note which was amended in October 1997 evidencing advances made to the Registrant (14)

10.	34	-	Promissory notes which were amended (modified) in December 1997 evidencing advances made to the Registrant (14)

10.	35	-	Modification of loan and security agreement dated September 10, 1997, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (14)

10.	36	-	Promissory note which was amended in February 1997 evidencing advances made to the Registrant (14)

10.	37	-	Secured promissory note dated October 21, 1996, between Lee Pharmaceuticals and Roberts Laboratories, Inc. (14)

10.	38	-	Promissory note evidencing advance made to the Registrant (15)

10.	39	-	Promissory note evidencing advance made to the Registrant (15)

10.	40	-	Modification of loan and security agreement dated May 21, 1996, between Lee Pharmaceuticals and Preferred Business Credit, Inc. regarding a revolving credit facility financing (16)

10.	41	-	Modification of secured promissory note dated August 29, 1997, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (16)

10.	42	-	Secured promissory note dated May 15, 1998, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (16)

10.	43	-	Continuing guaranty dated May 15, 1998, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (16)

10.	44	-

Asset Purchase and Sale Agreement dated June 29, 1999, between Lee Pharmaceuticals (buyer) and Premier Consumer Products, Inc. (seller) and Advanced Polymer Systems, Inc., regarding a brand acquisition (17)

10.	45	-	Promissory note evidencing advance made to the Registrant (17)

10.	46	-	Promissory note evidencing advance made to the Registrant (18)

10.	47	-	Promissory note evidencing advance made to the Registrant (19)

10.	48	-

Modification of loan and security agreement dated October 29, 1999, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) regarding a revolving credit facility financing (19)

10.	49	-	Modification of secured (by inventory) promissory note dated October 29, 1999, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) (19)

10.	50	-	Modification of secured (by equipment) promissory note dated October 29, 1999 ,between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) (19)

10.	51	-	Promissory note evidencing advance made to the Registrant (20)

10.	52	-

Modification of loan and security agreement dated May 19, 2000, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) regarding a revolving credit facility financing (21)

10.	53	-	Modification of secured (by inventory) promissory note dated May 19, 2000, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) (21)

10.	54	-	Modification of secured (by equipment) promissory note dated May 19, 2000, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) (21)

10.	55	-	Modification of secured (by Accutek equipment) promissory note dated May 19, 2000, between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) (21)

10.	56	-	Modification of secured (by Accutek equipment) promissory note dated May 19, 2000 between Lee Pharmaceuticals and Finova Capital Corporation (formerly Preferred Business Credit, Inc.) (21)

10.	57	-	Promissory note evidencing advance made to the Registrant (22)

10.	58	-	Promissory note evidencing advance made to the Registrant (22)

10.	59	-	Lease dated May 25, 2000, for the premises located at 1470 Santa Anita Avenue, South El Monte, California (22)

10.	60	-	Lease dated May 25, 2000, for the premises located at 1425 and 1427 Lidcombe Avenue, South El Monte, California (22)

10.	61	-	Lease dated May 25, 2000, for the premises located at 1434 Santa Anita Avenue, South El Monte, California (22)

10.	62	-	Lease dated May 25, 2000, for the premises located at 1460 Santa Anita Avenue, South El Monte, California (22)

10.	63	-	Lease dated May 25, 2000, for the premises located at 1500 Santa Anita Avenue, South El Monte, California (22)

10.	64	-	Lease dated May 25, 2000, for the premises located at 1516 Santa Anita Avenue, South El Monte, California (22)

10.	65	-	Sublease dated September 14, 2000, for the premises located at 1460 Santa Anita Avenue, South El Monte, California (23)

10.	66	-	Sublease guaranty dated September 14, 2000, for the premises located at 1460 Santa Anita Avenue, South El Monte, California (23)

10.	67	-	Promissory note evidencing advance made to the Registrant (23)

10.	68	-	Promissory note evidencing advance made to the Registrant (24)

10.	69	-	Loan and security agreement dated February 20, 2001, between Lee Pharmaceuticals and Preferred Business Credit, Inc., regarding a revolving credit facility financing (24)

10.	70	-	Secured promissory note dated February 20, 2001, regarding equipment, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (24)

10.	71	-	Secured promissory note dated February 20, 2001, regarding inventory, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (24)

10.	72	-	Sublease dated March 9, 2001, for the premises located at 1470 Santa Anita Avenue, South El Monte, California (24)

10.	73	-

Sublease guaranty dated March 9, 2001, for the premises located at 1470 Santa Anita Avenue, South El Monte, California between Jing Jing Long (guarantor) and Lee Pharmaceuticals, Inc. (sublandlord) (24)

10.	74	-	Promissory note evidencing advance made to the Registrant (25)

10.	75	-	Sublease dated April 17, 2001, for the premises located at 1470 Santa Anita Avenue, South El Monte, California (25)

10.	76	-

Restructuring and Offset Agreement dated July 23, 2001, between Lee Pharmaceuticals, AP Pharma, Inc. (formerly Advanced Polymer Systems, Inc.) and Premier Consumer Products, Inc., regarding a prior brand acquisition (26)

10.	77	-

Amended and Restated Security Agreement dated July 23, 2001, between Lee Pharmaceuticals (grantor) and AP Pharma, Inc. (formerly Advanced Polymer Systems, Inc.) (Secured Party) regarding a prior brand acquisition (26)

10.	78	-	Promissory note dated July 23, 2001, between Lee Pharmaceuticals and AP Pharma, Inc. (formerly Advanced Polymer Systems, Inc.) (26)

10.	79	-	Promissory note evidencing advance made to the Registrant (26)

10.	80	-	Promissory note which was amended (modified) in November, 2001, evidencing advance made to the Registrant (26)

10.	81	-	Secured promissory note dated March 16, 2001, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (26)

10.	82	-	Modification of secured promissory note dated March 16, 2001, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (26)

10.	83	-	Promissory note evidencing advance made to the Registrant (27)

10.	84	-	Promissory note evidencing advance made to the Registrant (28)

10.	85	-	Promissory note evidencing advance made to the Registrant (28)

10.	86	-	Promissory note evidencing advance made to the Registrant (29)

10.	87	-	Promissory note evidencing advance made to the Registrant (29)

10.	88	-	Promissory note evidencing advance made to the Registrant (29)

10.	89	-	Promissory note evidencing advance made to the Registrant (29)

10.	90	-	Promissory note dated April 23, 2002, between Lee Pharmaceuticals and U.S. Dermatologics, Inc. (29)

10.	91	-	Modification of loan and security agreement dated April 23, 2002, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (30)

10.	92	-	Promissory note evidencing advance made to the Registrant (30)

10.	93	-	Secured promissory note dated April 23, 2002, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (30)

10.	94	-	Secured promissory note dated August 22, 2002, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (30)

10.	95	-	Promissory note evidencing advance made to the Registrant (31)

10.	96	-	Promissory note evidencing advance made to the Registrant (31)

10.	97	-	Promissory note which was amended (modified) in November 2002, evidencing advance made to the Registrant (31)

10.	98	-	Promissory note evidencing advance made to the Registrant (32)

10.	99	-	Modification of secured promissory note dated February 4, 2003, regarding inventory, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (32)

10.	100	-	Secured promissory note dated November 14, 2002, regarding equipment, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (32)

10.	101	-	Secured promissory note dated February 4, 2003, regarding equipment, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (32)

10.	102	-	Promissory note evidencing advance made to the Registrant (33)

10.	103	-	Promissory note evidencing advance made to the Registrant (34)

10.	104	-	Promissory note evidencing advance made to the Registrant (34)

10.	105	-	Promissory note evidencing advance made to the Registrant (35)

10.	106	-	Promissory note which was amended (modified) in November 2003, evidencing advance made to the Registrant (35)

10.	107	-	Promissory note evidencing advance made to the Registrant (36)

10.	108	-	Secured promissory note dated November 19, 2003, regarding equipment, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (36)

10.	109	-	Secured promissory note dated February 3, 2004, regarding equipment, between Lee Pharmaceuticals and Preferred Business Credit, Inc. (36)

10.	110	-	Promissory note evidencing advance made to the Registrant (37)

10.	111	-	Modification of loan and security agreement dated May 20, 2004, between Lee Pharmaceuticals and Preferred Business Credit, Inc. regarding a revolving credit facility financing (37)

10.	112	-	Demand promissory note evidencing advance made to the Registrant (37)

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

(34)                            Filed as Exhibits 10.3 and 10.4 with the Company’s Form 10-KSB Annual Report for the fiscal year ended September 30, 2003, filed with the Securities and Exchange Commission in December 2003 and incorporated herein by reference.

(35)                            Filed as Exhibits 10.1, 10.2, 31.1 and 32.1 with the Company’s Form 10-QSB Quarterly Report for the three months ended December 31, 2003, filed with the Securities and Exchange Commission in February 2004 and incorporated herein by reference.

(36)                            Filed as Exhibits 10.1, 10.2, 10.3, 31.1 and 32.1 with the Company’s Form 10-QSB Quarterly Report for the six months ended March 31, 2004, filed with the Securities and Exchange Commission in May 2004 and incorporated herein by reference.

(37)                            Filed as Exhibits 10.1, 10.2, 10.3, 31.1  and 32.1 with the Company’s Form 10-QSB Quarterly Report for the nine months ended June 30, 2004, filed with the Securities and Exchange Commission in August 2004 and incorporated herein by reference.

ITEM 14.                       PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.  The audit fees billed to the Company by its principal accountant for fiscal years ended September 30, 2004 and 2003 were approximately $24,000 and $42,000, respectively.  These fees pertain to the audit of the Company’s annual financial statements and quarterly Form 10-QSBs.

Audit-Related Fees, Tax Fees and All Other Fees.  No “audit-related fees,” “tax fees” or “all other fees,” as those terms are defined by the Securities and Exchange Commission, were paid to our principal accountant for the fiscal years ended September 30, 2004 and 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEE PHARMACEUTICALS

Date:	DECEMBER 22, 2004	RONALD G. LEE
Ronald G. Lee
Chairman of the Board and President

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	DECEMBER 22, 2004	RONALD G. LEE
Ronald G. Lee
Chairman of the Board & President
(Principal Executive, Financial and Accounting Officer) and Director

Date:	DECEMBER 22, 2004	HENRY L. LEE, JR.
Henry L. Lee, Jr.
Director

Date:	DECEMBER 22, 2004	WILLIAM M. CALDWELL IV
William M. Caldwell IV
Director