Form 10QSB
period 2004-12-31
LEE PHARMACEUTICALS
filed 2005-02-11
CIK 58411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2004

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

(626) 442 - 3141
(Issuer’s telephone number)

N / A
(Former name, former address and former fiscal year, if changed since last report)

As of December 31, 2004 there were outstanding 4,135,162 shares of common stock of the registrant.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No  ☒

LEE PHARMACEUTICALS

BALANCE SHEET

DECEMBER 31, 2004

(Dollars in thousands)

(Unaudited)

ASSETS
Cash		$19

Accounts and notes receivable (net of allowances: $219)		1,055

Inventories (net of reserves: $850)
Raw materials	$1,361
Work in process	102
Finished goods	380

Total inventories		1,843

Other current assets		669

Total current assets		3,586

Property, plant and equipment (less accumulated depreciation and amortization: $5,720)		786

Intangibles and other assets (net of accumulated amortization: $1,424 and impairment: $2,202)		1,576

TOTAL		$5,948

See Accompanying Notes to Financial Statements.

LEE PHARMACEUTICALS

BALANCE SHEET

DECEMBER 31, 2004

(Dollars in thousands)

(Unaudited)

LIABILITIES

Bank overdraft	$53
Notes payable - finance company	1,196
Current portion - notes payable, other	3,292
Current portion - note payable related party	2,397
Accounts payable	1,117
Other accrued liabilities	559
Environmental cleanup liability	366
Due to related parties	1,490
Deferred income	162

Total current liabilities	10,632

Long-term notes payable to related parties	370
Long-term notes payable, other	210
Environmental cleanup liability - Casmalia Site	374
Deferred income	98

Total long-term liabilities	1,052

Total liabilities	11,684

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)

Common stock, $.10 par value; authorized, 7,500,00 shares; issued and outstanding, 4,135,162 shares	413

Additional paid-in capital	4,222

Accumulated (deficit)	(10,371)

Total stockholders’ (deficit)	(5,736)

TOTAL	$5,948

See Accompanying Notes to Financial Statements.

LEE PHARMACEUTICALS

STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

		For the Three Months Ended December 31,
		2004	2003

	Gross revenues	$2,339	$2,826
Less:	Sales returns	(134)	(322)
	Cash discounts and others	(26)	(31)

	Net revenues	2,179	2,473

	Costs and expenses:

	Cost of sales	1,734	1,353
	Selling and advertising expense	723	741
	General and administrative expense	259	332
	Intangible impairment expense	100	—

	Total costs and expenses	2,816	2,426

	(Loss) income from operations	(637)	47

	Other income (expense):

	Interest expense	(149)	(191)
	Gain on sale of product line	750	—
	Service agreement income	116	156
	Miscellaneous	5	—

	Total other income (expense)	722	(35)

	Net income	$85	$12

	Per share:

	Basic and diluted income per share	$.02	$.00

See Accompanying Notes to Financial Statements.

LEE PHARMACEUTICALS

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended December 31,
	2004	2003

Cash flows provided by operating activities:
Net income	$85	$12
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59	49
Amortization of intangibles	152	52
(Decrease) in deferred income	(49)	(70)
Gain on sale of product line	(750)	—
Gain on sale of equipment	(5)	—
Change in operating assets and liabilities:
(Increase) in accounts receivable, net	(43)	(598)
Decrease in inventories	336	141
(Increase) in deposits	(93)	(26)
(Increase) in other current assets	(48)	(201)
Increase in bank overdraft	40	44
(Decrease) increase in accounts payable and accrued liabilities	(358)	277
Increase (decrease) in due to related parties	71	(219)
Net cash (used in) operating activities	(603)	(539)

Cash flows from investing activities:
Additions to property, plant and equipment	(23)	(15)
Gain on sale of product line	750	—
Gain on sale of equipment	5	—
Net cash provided by (used in) investing activities	732	(15)

Cash flows from financing activities:
(Payments on) notes payable to related party	(29)	(43)
(Decrease) increase in notes payable, finance company	(30)	523
Proceeds from notes payable, other	—	150
(Payments on) notes payable, other	(79)	(36)
Net cash (used in) provided by financing activities	(138)	594

Net (decrease) increase in cash	(9)	40
Cash, beginning of period	28	16
Cash, end of period	$19	$56

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$107	$170
Taxes	$1	$—

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

These statements reflect all adjustments, consisting of normal recurring adjustments (except as set forth in Note 5) which, in the opinion of management, are necessary for fair presentation of the information contained herein.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2004.  The Company follows the same accounting policies in preparation of interim reports.

Results of operations for the interim periods may not be indicative of annual results.

The Company is involved in various matters involving environmental cleanup issues.  See “Item 2. Management’s Discussion and Analysis or Plan of Operations” and Note 13 of Notes to Financial Statements included in the Company’s Form 10-KSB for the fiscal year ended September 30, 2004.  The ultimate outcome of these matters cannot presently be determined.  Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  The Company’s proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated.  As of December 31, 2004, no settlements have been reached.

2.     Continued existence:

The financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has an accumulated deficit of $10,371,000.  The Company’s recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.  Management’s plans in regard to these matters are to increase profitability by increasing sales, control expenses and seek additional financing from outside lenders.  The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

5.     Impairment of intangible assets:

At December 31, 2004, the Company had $5.1 million of product line and certain identifiable intangibles.  In assessing the recoverability of these intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If the estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.  In connection with the adoption of SFAS 142 issued in July 2001, the Company performed an impairment assessment for the three months ended December 31, 2004, using a twelve month moving average, and recorded an impairment charge of $100,000.

6.     Earnings (loss) per share:

The Company has a simple capital structure, and there were no changes under the SFAS 128 methodology to the previously reported earnings (loss) per share amounts for any of the fiscal years.  Basic earnings (loss) per share under SFAS 128 were computed using the weighted average number of shares outstanding of 4,135,162 for the three months ended December 31, 2004 and December 31, 2003.

7.     Other income:

For the three months ended December 31, 2004, other income included realized gains of approximately $49,000 related to the sale of three product lines.  These realized gains pertain to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of these product lines.  Also included is $67,000 arising from a service agreement with Monticello Drug Company, $750,000 realized from the sale of the Nose Better® product line and $5,000 arising from the sale of equipment retired in prior years.  For the three months ended December 31, 2003, other income consisted of realized gains as described above of $70,000 and approximately $86,000 arising from the service agreement with Monticello Drug Company.

8.     Income taxes:

At December 31, 2004, the Company has a Federal net operating loss (NOL) carry forward of approximately $14,690,000 for which it has recorded a valuation allowance for the entire NOL.

9.     Subsequent event:

Subsequent to the current reporting period of December 31, 2004, the Company will be extending the maturity date on certain related parties notes payable which matured during January 2005.  The extension of the maturity date for an additional five years will move approximately $1,063,000 of short-term notes payable, due to related parties, to long-term liabilities.

Item 2.            Management’s Discussion and Analysis or Plan of Operations.

Material Changes in Results of Operations

Three Months Ended December 31, 2004, and December 31, 2003

Gross revenues for the three months ended December 31, 2004, were $2,339,000, a decrease of approximately $487,000, or 17%, from the comparable three months ended December 31, 2003.  The Company reported decreased sales volume associated with several product categories.  Specifically, the Company experienced lower sales in the personal care items ($278,000), over-the-counter (OTC) products (approximately $318,000), depilatories ($99,000) and the private label segment ($58,000).  The above decreases in gross revenues was somewhat offset by the increases in Lee® Lip-Ex® ($281,000) and the Lee Nails® category ($11,000).

Net revenues decreased approximately $294,000, or 12%, for the three months ended December 31, 2004, as compared to the three months ended December 31, 2003.  The change in net revenues was due primarily to the sales explanations discussed above.  The Company’s sales returns decreased approximately $188,000, or 58%, when comparing the three months ended December 31, 2004 and 2003.  The Company experienced fewer reductions of their SKUs (stock keeping units) at the retail store level during the three months ended December 31, 2004.

Cost of sales as a percentage of gross revenues was 74% for the three months ended December 31, 2004, as compared to 48% for the three months ended December 31, 2003.  The higher cost of sales percentage was the result of a $250,000 write off of obsolete inventory and changes in the overall product mix along with lower priced commodity-type goods with an accompanying higher cost of goods.  Over 40% of the Company’s gross sales for the three months ended December 31, 2004 were generated from the lower gross margin goods.  This compares with less than 38% of such sales for the three months ended December 31, 2003.  In addition, the Company sold a brand in October 2004 which had a higher gross margin, and as a result, the Company did not experience the full quarter sales volume (and gross margin) related to this product.  Offsetting in part these increases was a decrease in manufacturing labor and overhead cost of $59,000, or 8%, for the three months ended December 31, 2004, in comparison with the three months ended December 31, 2003.  The decrease in expenses was primarily in the following areas: (1) lower outside analytical cost since work is now done in-house ($32,000), (2) lower wages and related fringe benefits ($28,000) and (3) lower machinery and equipment maintenance ($12,000).  Offsetting these decreases were high depreciation charges on new equipment ($12,000).

Selling and advertising expenses decreased approximately $18,000, or 2%, when comparing the three months ended December 31, 2004 with the three months ended December 31, 2003.  The decreases were primarily in: (1) lower salaries and commissions ($19,000), (2) reduced product liability insurance premiums ($17,000), (3) lower royalty expenses ($15,000), (4) lower freight costs ($10,000) and (5) lower convention and related expenses ($10,000).  Offsetting these decreases were: (1) increased cooperative advertising ($31,000), (2) an increase in the allowance for bad debts ($18,000) and (3) an increase in office supply expense ($8,000).

General and administrative expenses decreased approximately $73,000, or 22%, when comparing the three months ended December 31, 2004, with the three months ended December 31, 2003.  This decrease in expenses was primarily in the following areas: (1) lower salaries and related fringe benefits ($50,000), (2) lower MIS (Management Information Systems) for consulting services ($25,000) and (3) lower auditing fees ($17,000).  These decreases were partially offset by: (1) higher legal fees ($10,000) and (2) higher travel and entertainment expenses ($9,000).

An intangible impairment charge of $100,000 was recorded for the three months ended December 31, 2004.  There was no comparable charge for the three months ended December 31, 2003.

Other income was approximately $722,000 for the three months ended December 31, 2004, as compared to other expense of $35,000 for the comparable three months ended December 31, 2003.  Interest expense for the three months ended December 31, 2004 was $149,000, a decrease of $42,000, or 22%, when comparing the three months ended December 31, 2004, with the three months ended December 31, 2003.  The primary reason for this decrease was that in September 2004, the Company reached an agreement with a non-related party to consolidate eleven (11) of its notes payable and related unpaid interest totaling $2,176,000 with interest rates from 20% to 24% into one new note.  The interest rate on the new note is the one month LIBOR (London Interbank Offered Rate) rate.  The LIBOR rate at December 31, 2004 was 2.40%.  Also included in other income is $750,000 realized from the sale of the Nose Better® product line.  Other income also includes $116,000 relating to a service agreement with Monticello Drug Company, approximately $67,000, and $49,000 pertaining to realized gains related to the sale of the Klutch® product line ($6,000), the sale of the Astring-o-Sol® product line ($11,000) and the sale of the iodex® product line ($32,000).  The realized gains pertain to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of these product lines.  There was additional income of $5,000 arising from the sale of some equipment that had been retired in prior years.

Other expense for the three months ended December 31, 2003, included interest expense of approximately $191,000 and other income of approximately $156,000.  Of this other income, $70,000 pertains to realized gains related to the sale of the Klutch® product line ($27,000), the sale of the Astring-o-Sol® product line ($11,000) and the sale of the iodex® product line ($32,000).  Also included in other income is approximately $86,000 arising from the service agreement with Monticello Drug Company.

Liquidity and Capital Resources

At December 31, 2004, working capital was a negative $7,046,000 compared with a negative $3,519,000 as of September 30, 2004.  The ratio of current assets to current liabilities was 0.3 to 1 at December 31, 2004 and 0.5 to 1 at September 30, 2004.  The increase in current liabilities was principally due to certain long-term liabilities becoming current.

Certain notes payable, due to related parties, which matured during January 2005 will be extended to mature in January 2010.  The extension of the maturity date will effectively reclassify approximately $1,063,000 of short-term notes payable, due to related parties, to long-term liabilities.  The results will produce a current ratio of .4 to 1 as compared to the above .3 to 1.

The Company has an accumulated deficit of $10,371,000.  Past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they become due, raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

The tenants of nearby properties upgradient have sued the Company, alleging that hazardous materials from the Company’s property caused contamination on the properties leased by the tenants.  The case name is Del Ray Industrial Enterprises, Inc. v. Robert Malone, et al., Los Angeles County Superior Court, Northwest District, and it commenced August 21, 1991.  In this action, the plaintiff alleges environmental contamination by defendants of its property, and seeks a court order preventing further contamination and monetary damages.  The Company does not believe there is any basis for the allegations and is vigorously defending the lawsuit.

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

Accordingly, the Company recorded an additional accrual of $122,000 in the third quarter of fiscal 1998.  The $122,000 accrual is in addition to the $79,000 accrual for the Monterey Site as will be explained in a following paragraph.  The $79,000 accrual, in the third quarter of fiscal 1998, related to the Monterey Site is not included in the $287,000 figure above.

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

As of December 31, 2004, no settlements have been reached.  The total amount expensed in prior years relating to this environmental issue is $860,000.  As of December 31, 2004, no additional amounts have been expensed or accrued.  The Company has an accrued liability on the books at December 31, 2004 of $740,000 for the environmental cleanup.

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

The information set forth under Part I, Item 2, “Management’s Discussion and Analysis or Plan of Operations - Environmental Matters” is incorporated herein by reference.  See also “Legal Proceedings” in the Company’s Form 10-KSB for the fiscal year ended September 30, 2004.

Item 3.            Defaults Upon Senior Securities

The Company has failed to make principal and interest payments on certain loans.  The total arrearage is principal of $1,622,000 plus interest of $1,111,000, an aggregate of $2,733,000, of which $1,993,000 is due to related parties and $740,000 to non-related parties.

Item 6.            Exhibits and Reports on Form 8-K:

The following exhibits are filed herewith:

10.1	-

Cancellation of the previous secured promissory notes, regarding equipment, and replacing them with a secured promissory note dated November 23, 2004, consolidating the cancelled notes with the Registrant

10.2	-	Asset Purchase & Sale Agreement dated October 12, 2004, between Lee Pharmaceuticals and The Woolfoam Corporation regarding the sale of a product line

31.1	-	Certification by Chief Executive Officer and Chief Financial Officer

32.1	-	Section 1350 Certification

The following exhibits have previously been filed by the Company:

3.1	-	Articles of Incorporation, as amended (1)

3.4	-	By-laws, as amended December 20, 1977 (2)

3.5	-	Amendment of By-laws effective March 14, 1978 (2)

3.6	-	Amendment to By-laws effective November 1, 1980 (3)

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

LEE PHARMACEUTICALS
(Registrant)

Date:	FEBRUARY 11, 2005	RONALD G. LEE
Ronald G. Lee
Chairman of the Board, President and Chief Financial and Accounting Officer