Form 10QSB
period 2005-03-31
LEE PHARMACEUTICALS
filed 2005-05-13
CIK 58411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                                                                                                    March 31, 2005

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

As of March 31, 2005 there were outstanding 4,135,162 shares of common stock of the registrant.

Transitional Small Business Disclosure Format (check one):

Yes    ☐    No    ☒

LEE PHARMACEUTICALS

BALANCE SHEET

MARCH 31, 2005

(Dollars in thousands)

(Unaudited)

ASSETS
Cash		$97

Accounts and notes receivable (net of allowances: $204)		921

Inventories (net of reserves: $841)
Raw materials	$1,458
Work in process	53
Finished goods	484
Total inventories		1,995

Other current assets		509
Total current assets		3,522

Property, plant and equipment (less accumulated depreciation and amortization: $5,741)		804

Intangibles and other assets (net of accumulated amortization: $1,476 and impairment: $2,202)		1,518

TOTAL		$5,844

See Accompanying Notes to Financial Statements.

LEE PHARMACEUTICALS

BALANCE SHEET

MARCH 31, 2005

(Dollars in thousands)

(Unaudited)

LIABILITIES

Notes payable - finance company	$928
Current portion - notes payable, other	3,272
Current portion - note payable related party	1,404
Accounts payable - trade	1,049
Accounts payable - other	335
Accrued liabilities	593
Environmental cleanup liability	366
Due to related parties	1,571
Deferred income	149

Total current liabilities	9,667

Long-term notes payable to related parties	1,405
Long-term notes payable, other	175
Environmental cleanup liability - Casmalia Site	374
Deferred income	63

Total long-term liabilities	2,017

Total liabilities	11,684

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)

Common stock, $.10 par value; authorized, 7,500,00 shares; issued and outstanding, 4,135,162 shares	413

Additional paid-in capital	4,222

Accumulated (deficit)	(10,475)

Total stockholders’ (deficit)	(5,840)

TOTAL	$5,844

See Accompanying Notes to Financial Statements.

LEE PHARMACEUTICALS

STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

		For the Three Months Ended March 31,		For the Six Months Ended March 31,
		2005	2004	2005	2004

	Gross revenue	$2,462	$2,547	$4,801	$5,373
	Other revenue	61	62	127	148
Less:	Sales returns	(140)	(407)	(274)	(729)
	Cash discounts and others	(26)	(28)	(52)	(59)

	Net revenues	2,357	2,174	4,602	4,733

	Costs and expenses:

	Cost of sales	1,334	1,430	3,068	2,783
	Selling and advertising expense	762	619	1,485	1,360
	General and administrative expense	262	306	521	638
	Intangible impairment expense	—	129	100	129

	Total costs and expenses	2,358	2,484	5,174	4,910

	Loss from operations	(1)	(310)	(572)	(177)

	Other income (expense):

	Interest expense	(151)	(237)	(300)	(428)
	Gain on sale of product line	—	—	750	—
	Miscellaneous	48	69	103	139

	Total other income (expense)	(103)	(168)	553	(289)

	Net (loss)	$(104)	$(478)	$(19)	$(466)

	Per share:

	Basic and diluted (loss) per share	$(.02)	$(.11)	$.00	$(.11)

See Accompanying Notes to Financial Statements.

LEE PHARMACEUTICALS

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended March 31,
	2005	2004

Cash flows (used in) provided by operating activities:
Net (loss)	$(19)	$(466)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	114	98
Amortization of intangibles	204	233
(Decrease) in deferred income	(97)	(282)
Gain on sale of product line	(750)	—
Gain on sale of equipment	(5)	—
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	91	(130)
Decrease in inventories	184	126
(Increase) in deposits	(50)	(46)
Decrease (increase) in other current assets	69	(80)
(Decrease) increase in accounts payable and accrued liabilities	(55)	512
Increase (decrease) in due to related parties	152	(133)
Net cash (used in) operating activities	(162)	(168)

Cash flows from investing activities:
Additions to property, plant and equipment	(92)	(101)
Gain on sale of product line	750	—
Gain on sale of equipment	5	—
Net cash provided by (used in) investing activities	663	(101)

Cash flows from financing activities:
Proceeds from (payments on) notes payable to related party	13	(62)
(Decrease) increase in notes payable, finance company	(298)	129
Proceeds from notes payable, other	—	350
(Payments on) notes payable, other	(134)	(60)
(Decrease) in bank overdraft	(13)	(100)
Net cash (used in) provided by financing activities	(432)	257

Net increase (decrease) in cash	69	(12)
Cash, beginning of period	28	16
Cash, end of period	$97	$4

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$212	$106
Taxes	$1	$1

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

The Company is involved in various matters involving environmental cleanup issues.  See “Item 2. Management’s Discussion and Analysis or Plan of Operations” and Note 13 of Notes to Financial Statements included in the Company’s Form 10-KSB for the fiscal year ended September 30, 2004.  The ultimate outcome of these matters cannot presently be determined.  Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  The Company’s proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated.  As of March 31, 2005, no settlements have been reached.

Shipping and handling expenses are included in selling expenses.  Shipping expenses for the three and six months are set forth below:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2005	2004	2005	2004

Labor and fringe benefits	$23,000	$23,000	$39,000	$43,000
Freight	148,000	110,000	253,000	219,000
Building rental	17,000	30,000	47,000	60,000
Utilities and supplies	1,000	8,000	6,000	9,000

Totals	$189,000	$171,000	$345,000	$331,000

There are only two patents that currently offer the Company protection.  The following table sets forth information regarding the two patents:

Name	Patent Number	Duration

Dental Restoration System & Method	US 5,695,340	17 years from 1997
Sculptured Nails	US 5,127,414	17 years from 1992

The Company’s marketing efforts have, in more recent years, been primarily directed at health and beauty aids, which depend more on manufacturing capabilities and marketing skills than patent protection.  Hence, the Company has not filed applications in recent years.

The Company has a service agreement with Monticello Drug Company (MDC).  Under this agreement, the Company provides the warehousing, shipping, billing and collection for several MDC owned and supplied products.  Weekly, the net sales of these products minus certain agreed upon fees are calculated, and the proceeds are remitted to MDC six weeks later.  MDC is responsible for all sales, returns, advertising and possible liability claims for these products.

The shipments and returns of MDC are compiled on a weekly basis.  From that net figure, a set percentage of gross sales for cash discounts, freight and the Company’s fees are deducted, and the balance due MDC is recorded as a payable.  It is paid six weeks later.  At the end of a quarter, or year end, a work sheet entry is made, removing MDC’s net invoicing for that month from the Company’s accounts receivable balance, and 85% of that figure is removed from the Company’s payable balance to MDC.  The remaining 15%, which is the approximate amount of the above mentioned deductions, is set up as a current asset.

The policy for sales return allowances is the same for all of the Company’s products, including private label.  Each month the amount of actual returns is deducted from the allowances.  At the same time a provision for approximately the same amount is added to the allowances.  If, from time to time, a customer indicates a desire to return a large amount, such as a discontinuance of a product line, an additional provision is recorded.  As the returns are received, the amount is deducted from the allowances, with no offsetting provision.  The sales return allowances at year end were $163,000.

In NOTE 1 Segment reporting, page 20, of the Company’s Form 10-KSB for the year ended September 30, 2004, the Company reported two segments of business; namely, consumer personal care products and professional dental products.  The consumer personal care products consists of approximately fifty (50) different brand names and many more private label items.  Management feels that it is impracticable to report revenues from each of the products in the Company’s two segments.

Cooperative advertising expenses are included in selling and advertising.  The Company’s customers accrue 5% of gross sales as a cooperative advertising allowance.  This allowance can only be collected by running the ad or performing the promotional event and by providing proof of performance.  The Company’s credit terms are 1% 20 days, net 30 days.  The Company does not participate in coupons or buydowns and does not use rebates.  Slotting fees are paid very infrequently.  Slotting expenditures in recent years have been less than $25,000 per year.

2.               Continued existence:

The financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has an accumulated deficit of $10,475,000.  The Company’s recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.  Management’s plans in regard to these matters are to increase profitability by increasing sales, control expenses and seek additional financing from outside lenders.  The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

4.               Reclassification:

Certain reclassifications have been made to the prior year financial statements to be consistent with the 2005 presentation.

5.               Impairment of intangible assets:

At March 31, 2005, the Company had $5.1 million of product line and certain identifiable intangibles.  In assessing the recoverability of these intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If the estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.  In connection with the adoption of SFAS 142 issued in July 2001, the Company performed an impairment assessment as of December 31, 2004 and March 31, 2005, using a twelve month moving average.  There was an impairment charge of $100,000 at December 31, 2004 and no impairment charge at March 31, 2005.

6.               Debt maturities schedule:

At March 31, 2005, the Company was committed to the following minimum principal payments:

Year ending September 30,	Notes payable finance company	Related parties	Other	Total

2005	$798,000	$1,347,000	$502,000	$2,647,000
2006	130,000	120,000	2,800,000	3,050,000
2007	—	120,000	60,000	180,000
2008	—	120,000	60,000	180,000
2009	—	50,000	25,000	75,000
2010	—	1,052,000	—	1,052,000

Total	$928,000	$2,809,000	$3,447,000	$7,184,000

7.               Earnings (loss) per share:

The Company has a simple capital structure, and there were no changes under the SFAS 128 methodology to the previously reported earnings (loss) per share amounts for any of the fiscal years.  Basic earnings (loss) per share under SFAS 128 were computed using the weighted average number of shares outstanding of 4,135,162 for the three months and six months ended March 31, 2005 and March 31, 2004.

8.               Other income:

For the six months ended March 31, 2005, other income included realized gains of approximately $98,000 related to the sale of three product lines.  These realized gains pertain to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of these product lines.  Also included is $5,000 arising from the sale of equipment retired in prior years.  For the six months ended March 31, 2004, other income consisted of realized gains as described above of $139,000.

For the three months ended March 31, 2005, other income included realized gains of approximately $49,000 related to the sale of the three product lines as described above.  For the three months ended March 31, 2004, other income included approximately $69,000 of realized gains as described above.

9.               Income taxes:

At September 30, 2004, the Company has a Federal net operating loss (NOL) carry forward of approximately $14,775,000 for which it has recorded a valuation allowance for the entire NOL.

                        The expiration dates of Company’s Federal net operating loss carryforwards are:

2005	$2,567,104
2006	$837,727
2007	$416,740
2008	$689,503
2009	$1,458,800
2010 thereafter	$8,805,126

10.         Subsequent event:

Subsequent to the current reporting date of March 31, 2005, the Company purchased from Numark Laboratories, Inc. the product lines Acryline® 2, a temporary denture reliner, and Plate Weld®, a temporary denture repair kit.  The total purchase price is $100,000, of which $60,000 was paid in cash at the time of closing, with the remaining $40,000 to be paid at the rate of $2,000 per week commencing April 29, 2005.  Of the $100,000 purchase price, $15,000 will be allocated to equipment acquired and the remaining $85,000 recorded as a product line intangible asset.  The Company is also acquiring inventory yet to be determined.

Item 2.         Management’s Discussion and Analysis or Plan of Operations

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of liabilities, expenses and related disclosures of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates are responsible.

Revenue and Expense Recognition

Income and expenses are recorded on the accrual basis of accounting.  The Company recognizes revenues from sales when goods have been shipped, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable and no other significant vendor obligations exist.  Expenses are recognized when services have been performed or inventory items have been used.  Chemical items are recognized as inventory once Quality Control testing is in compliance with the Company specifications.

Deferred Income

Deferred income relates to certain consulting agreements arising from the sale of several product lines.  The deferred income is recognized over the terms of the contracts.

Inventory Obsolescence Allowance

Inventory allowances for obsolescence are recorded based upon a periodic review by the Company’s management of its inventory.  The Company’s management will evaluate obsolete and slow moving inventory and determine their overall future salability and use in manufactured products.  If the future salability and use in manufactured products of slow moving inventory are questionable, then an allowance is recorded based upon the lower of cost or market.  If such inventory is determined to have no future salability or use, then such inventory will be written off.  Changes in customer demand for certain products could impact the allowance for obsolete inventory.

Intangible Assets

Intangible assets consist of product lines and covenants not to compete.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluate intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related undiscounted cash flows from these assets.  Any change in the  undiscounted cash flows from these assets, as a result of changes in the Company’s operations or prospects, could alter this analysis.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  Amortization is computed using the straight-line method over the estimated useful life of the covenants not to compete.

Material Changes in Results of Operations

Three Months Ended March 31, 2005, and March 31, 2004

Gross revenues for the three months ended March 31, 2005, were $2,462,000, a decrease of approximately $85,000, or 3%, from the comparable three months ended March 31, 2004.  The Company reported declining sales volume associated with several product line categories.  More specifically, the Company experienced lower sales in the over-the-counter (OTC) products (approximately $134,000), depilatories ($33,000), Lee Nails® category ($20,000) and the private label segment ($88,000).  The above decreases in gross revenues was somewhat offset by the increases in Lee® Lip-Ex® ($158,000) and personal care items (approximately $43,000).

Net revenues increased approximately $183,000, or 8%, for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004.  The change in net revenues was due principally to a decrease in sales returns of approximately $267,000, or 66%, when comparing the three months ended March 31, 2005 and 2004.  The Company experienced fewer reductions of their SKUs (stock keeping units) at the retail store level during the three months ended March 31, 2005.  Also, the Company increased its allowance for sales returns ($160,000) during the three months ended March 31, 2004, with no corresponding adjustment for the three months ended March 31, 2005.

The cost of sales line item consists of material (including a provision for obsolete inventory if required), direct and indirect labor (and related fringe benefits) and related manufacturing overhead expenses.  It also includes purchasing, receiving, inspection (quality control functions), warehousing costs and inbound freight.

Cost of sales as a percentage of gross revenues was 54% for the three months ended March 31, 2005, as compared to 56% for the three months ended March 31, 2004.  This decrease was due primarily to a $132,000 increase in the inventory obsolescence reserve in March 2004 with no corresponding adjustment in 2005.  The Company also incurred lower analytical testing costs of $38,000.  Offsetting these decreases were increases in: (1) direct labor (additional temporary help) and overtime costs ($36,000), (2) depreciation ($10,000) and (3) workers’ compensation insurance premiums ($7,000).  In addition, the continued change in the product mix to higher cost of goods products resulted in lower gross margins on sales of these related products.

Selling and advertising expenses include salesmen’s and clerical salaries (and related fringe benefits) and commissions, commissions to outside representatives, travel, entertainment and expenses for various trade shows attended.  Also included are royalty expense on sale of certain products, coop advertising expenses, amortization of several covenants not to compete agreements and impairment of certain product lines if applicable.  Distribution costs are also included in this category.

Selling and advertising expenses increased $143,000, or 23%, when comparing the three months ended March 31, 2005 with the three months ended March 31, 2004.  Included in selling and advertising are shipping and handling expenses of $189,000 for the three months ended March 31, 2005 and $171,000 for the three months ended March 31, 2004.  The $143,000 increase in expenses was primarily due to: (1) higher coop advertising costs ($138,000) and (2) the $18,000 increase in shipping and handling expenses mentioned above.  These increases were offset by a $13,000 decrease in royalty expense.

General and administrative expenses include executive and clerical salaries (and related fringe benefits), auditing and legal expenses, Management Information System expenses and shareholder costs.

General and administrative expenses decreased  approximately $44,000, or 14%, when comparing the three months ended March 31, 2005, with the three months ended March 31, 2004.  The decrease was primarily due to: (1) lower salaries and related fringe benefits ($36,000), (2) lower MIS (Management Information Systems) consulting fees ($12,000) and (3) lower auditing fees ($3,000).  These decreases were offset by higher legal fees ($8,000).

An intangible impairment charge of $129,000 was recorded for the three months ended March 31, 2004.  There was no comparable charge for the three months ended March 31, 2005.

Other expense was approximately $103,000 for the three months ended March 31, 2005, as compared to other expense of $168,000 for the comparable three months ended March 31, 2004.  Interest expense for the three months ended March 31, 2005 was $151,000, a decrease of $86,000, or 36%, when comparing the three months ended March 31, 2005, with the three months ended March 31, 2004.  The primary reason for this decrease was that in September 2004, the Company reached an agreement with a non-related party to consolidate eleven (11) of its notes payable and related unpaid interest totaling $2,176,000 with interest rates from 20% to 24% into one new note.  The interest rate on the new note is the one month LIBOR (London Interbank Offered Rate) rate.  The LIBOR rate at March 31, 2005 was 2.85%.  Also included in other income is $48,000 pertaining to realized gains related to the sale of the Klutch® product line ($6,000), the sale of the Astring-o-Sol® product line ($10,000) and the sale of the iodex® product line ($32,000).  The realized gains pertain to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of these product lines.

Other expense for the three months ended March 31, 2004, included interest expense of approximately $237,000 and other income of approximately $69,000 which pertains to realized gains related to the sale of the Klutch® product line ($27,000), the sale of the Astring-o-Sol® product line ($10,000) and the sale of the iodex® product line ($32,000).

Material Changes in Results of Operations

Six Months Ended March 31, 2005, and March 31, 2004

Gross revenues for the six months ended March 31, 2005, were $4,801,000, a decrease of $572,000, or 11%, from the comparable six months ended March 31, 2004.  The decrease was due to lower sales in various over-the-counter brand products ($452,000), private label segment ($145,000), depilatories ($132,000) and personal care items ($248,000).  Partially offsetting these decreases was an increase in the Lee® Lip-Ex® lip balm category ($439,000).

Net revenues decreased approximately $131,000, or 3%, for the six months ended March 31, 2005, as compared to the six months ended March 31, 2004.  The change in net revenues was due to the sales volume explanations given above and a decrease in the Company’s sales returns of approximately $455,000, or 62%, when comparing the six months ended March 31, 2005 and 2004.  The Company experienced fewer returns of their SKUs (stock keeping units) at the retail store level during the six months ended March 31, 2005.  Also, the Company increased its allowance for sales returns ($272,000) during the six months ended March 31, 2004, with no corresponding adjustment for the six months ended March 31, 2005.  In addition, the Company reported a reduction in other revenue of $21,000, or 14%, when comparing the six months ended March 31, 2005 versus March 31, 2004.  The Company reports its service distribution fee income related to a distribution agreement, with another company, as other revenue.  The lower service distribution fee income, which is a percentage of the gross volume shipped on certain products, was less for the six months ended March 31, 2005, versus the comparable period ended March 31, 2004.

Cost of sales as a percentage of gross revenues was 64% for the six months ended March 31, 2005, as compared to 52% for the six months ended March 31, 2004.  The continued change in the product mix to higher cost of goods products resulted in lower gross margins on sales of these products.  In addition, the Company increased its inventory obsolescence reserve $266,000 in the six months ended March 31, 2005, as compared to $156,000 in the corresponding period of 2004, and incurred increased expenses in: (1) depreciation ($22,000) and (2) workers’ compensation insurance premiums ($11,000).  Offsetting these increases were decreases in: (1) analytical testing costs ($70,000) and (2) lower labor and related fringe benefit costs ($59,000).

Selling and advertising expenses increased $125,000, or 9%, when comparing the six months ended March 31, 2005 with the six months ended March 31, 2004.  Included in selling and advertising are shipping and handling expenses of $345,000 for the six months ended March 31, 2005 and $331,000 for the six months ended March 31, 2004.  The increased expenses of $125,000 was composed of: (1) an increase of $169,000 in coop advertising and (2) the higher shipping costs, primarily freight, of $14,000 mentioned above.  These increases were somewhat offset by: (1) lower product liability premiums ($22,000), (2) lower royalty expense ($21,000) and (3) lower salesmen’s samples ($7,000).

General and administrative expenses decreased $117,000, or 18%, when comparing the six months ended March 31, 2005, with the six months ended March 31, 2004.  The decrease was primarily due to: (1) lower salaries and related fringe benefits ($87,000), (2) lower MIS consulting fees ($37,000), (3) lower auditing fees ($20,000) and (4) lower bank and credit card fees ($6,000).  These decreases were offset by higher legal fees ($35,000).

An intangible impairment charge of $100,000 was recorded for the six months ended March 31, 2005, as compared to a $129,000 charge for the six months ended March 31, 2004.

For the six months ended March 31, 2005, the Company realized other income of $553,000, as compared to other expense of $289,000 for the six months ended March 31, 2004.  The primary reason for this difference is a $750,000 gain from the sale of the Nose Better® product line in October 2004 (fiscal 2005).  Interest expense for the six months ended March 31, 2005 was $300,000, a decrease of $128,000, or 30%, when comparing the six months ended March 31, 2005 with the six months ended March 31, 2004.  The primary reason for this decrease is the same as outlined above for the three months period.  Also included for the six months ended March 31, 2005 is $98,000 pertaining to the realized gains related to the sale of the Klutch® product line ($13,000), the sale of the Astring-o-Sol® product line ($21,000), the sale of the iodex® product line ($64,000) and $5,000 arising from the sale of some equipment retired in prior years.

Other expense for the six months ended March 31, 2004 included interest expense of $428,000 and other income of $139,000 related to the sale of the Klutch® product line ($54,000), the sale of the Astring-o-Sol® product line ($21,000) and the sale of the iodex® product line ($64,000).

Liquidity and Capital Resources

At March 31, 2005, working capital was a negative $6,145,000, as compared with a negative $3,519,000 as of September 30, 2004.  The ratio of current assets to current liabilities was 0.4 to 1 at March 31, 2005 and 0.5 to 1 at September 30, 2004.  The increase in current liabilities was principally due to the maturity date of certain long-term liabilities becoming current in December 2004.

The Company has an accumulated deficit of $10,475,000.  Past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they become due, raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

The Company expects to increase its source of cash by a combination of increased sales, lower costs and perhaps additional financing from outside lenders.  Any increase in cash will be used to pay accrued interest and notes payable.  Projected interest payments and capital expenditures will have an impact on the Company’s liquidity.

The Company implemented cost reduction programs since September 2004.  They include personnel layoffs, salary cuts, wage freezes, lower products liability premium, lower interest rate paid to a lender and the vacating of a building.  In addition, on March 8, 2005, a royalty expense expired.  The expiration of the royalty expense saves the Company approximately $5,000 per month.  Vacating one of the facilities, effective February 28, 2005, will save the Company approximately $7,500 per month in rent and utilities combined.

In comparing the six months ended March 31, 2005 and March 31, 2004, the number of days’ sales were in average accounts receivable was 32 days versus 21 days.  Due to the anticipation of a price increase, many customers were doing some hedge buying, which distorted the number of average days’ sales would normally be in accounts receivable.

It should be noted that included in the Company’s total liabilities of $11,684,000, the Lee family affiliates constitute $4,380,000, environmental $740,000 (subject to negotiation) and deferred income $212,000, for a total of $5,332,000, which represents 46% of the total liabilities.  This liability gives the Company a certain amount of latitude as to when payment of principal and/or interest are made.

All of the Company’s building leases are with two individuals, one of whom is the President and Chairman of the Company.  The Company is in the process of exercising its option to extend the terms of the leases, which currently expire in November 2005.  When the options are exercised, the leases will be extended to November 2010.

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

As of March 31, 2005, no settlements have been reached.  The total amount expensed in prior years relating to this environmental issue is $860,000.  As of March 31, 2005, no additional amounts have been expensed or accrued.  The Company has an accrued liability on the books at March 31, 2005 of $740,000 for the environmental cleanup.

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

Item 3.         Defaults Upon Senior Securities

The Company has failed to make principal and interest payments on certain loans.  The total arrearage is principal of $1,622,000 plus interest of $1,147,000, an aggregate of $2,769,000, of which $2,048,000 is due to related parties and $721,000 to non-related parties.

Item 4.         Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the registrant occurred on March 8, 2005.  At that meeting, the following directors were elected:

	VOTES
Director	FOR	WITHHELD
Henry L. Lee, Jr.	3,423,565	220,627
Ronald G. Lee	3,422,823	221,369
William M. Caldwell IV	3,434,565	209,627

	VOTES
	FOR	AGAINST	ABSTAIN
The appointment of George Brenner, CPA, as independent auditor	3,583,031	24,550	36,611

Item 6.         Exhibits and Reports on Form 8-K:

The following exhibits are filed herewith:

10.1	-	Promissory note which was modified in February 2005, evidencing advance made to the Registrant

10.2	-	Promissory note which was modified in February 2005, evidencing advance made to the Registrant

10.3	-	Promissory note which was modified in February 2005, evidencing advance made to the Registrant

10.4	-	Promissory note which was modified in February 2005, evidencing advance made to the Registrant

10.5	-	Promissory note which was modified in February 2005, evidencing advance made to the Registrant

10.6	-	Promissory note which was modified in February 2005, evidencing advance made to the Registrant

10.7	-	Secured promissory note dated February 10, 2005, regarding equipment, between Lee Pharmaceuticals and Preferred Business Credit, Inc.

10.8	-	Secured promissory note dated March 30, 2005, regarding equipment, between Lee Pharmaceuticals and Preferred Business Credit, Inc.

31.1	-	Certification by Chief Executive Officer and Chief Financial Officer

32.1	-	Section 1350 Certification

The following exhibits have previously been filed by the Company:

3.1	-	Articles of Incorporation, as amended (1)

3.4	-	By-laws, as amended December 20, 1977 (2)

3.5	-	Amendment of By-laws effective March 14, 1978 (2)

3.6	-	Amendment to By-laws effective November 1, 1980 (3)

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

LEE PHARMACEUTICALS
(Registrant)

Date:	MAY 13, 2005	RONALD G. LEE
Ronald G. Lee
Chairman of the Board, President and Chief Financial and Accounting Officer