Form 10QSB
period 2005-06-30
LEE PHARMACEUTICALS
filed 2005-08-05
CIK 58411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes         ☐ No         ☒

LEE PHARMACEUTICALS

BALANCE SHEET

JUNE 30, 2005

(Dollars in thousands)

(Unaudited)

ASSETS

Cash		$22

Accounts and notes receivable (net of allowances: $250)		659

Inventories (net of reserves: $813)
Raw materials	$1,520
Work in process	111
Finished goods	532

Total inventories		2,163

Other current assets		257

Total current assets		3,101

Property, plant and equipment (less accumulated depreciation and amortization: $5,798)		820

Intangibles and other assets (net of accumulated amortization: $1,549 and impairment: $2,237)		1,505

TOTAL		$5,426

See Accompanying Notes to Financial Statements.

LEE PHARMACEUTICALS

BALANCE SHEET

JUNE 30, 2005

(Dollars in thousands)

(Unaudited)

LIABILITIES

Bank Overdraft	$31
Notes payable - finance company	770
Current portion - notes payable, other	3,228
Current portion - note payable related party	1,506
Accounts payable - trade	796
Accounts payable - other	238
Accrued liabilities	586
Environmental cleanup liability	366
Due to related parties	1,672
Deferred income	139

Total current liabilities	9,332

Long-term notes payable to related parties	1,373
Long-term notes payable, other	160
Environmental cleanup liability - Casmalia Site	374
Deferred income	28

Total long-term liabilities	1,935

Total liabilities	11,267

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)

Common stock, $.10 par value; authorized, 7,500,00 shares; issued and outstanding, 4,135,162 shares	413

Additional paid-in capital	4,222

Accumulated (deficit)	(10,476)

Total stockholders’ (deficit)	(5,841)

TOTAL	$5,426

See Accompanying Notes to Financial Statements.

LEE PHARMACEUTICALS

STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

		For the Three Months		For the Nine Months
		Ended June 30,		Ended June 30,
		2005	2004	2005	2004

	Gross revenue	$2,327	$1,810	$7,128	$7,183
	Other revenue	62	39	189	186
Less:	Sales returns	(127)	(111)	(401)	(840)
	Cash discounts and others	(28)	(19)	(80)	(78)

	Net revenues	2,234	1,719	6,836	6,451

	Costs and expenses:

	Cost of sales	1,268	979	4,336	3,762
	Selling and advertising expense	566	776	2,051	2,136
	General and administrative expense	248	322	769	960
	Intangible impairment expense	35	(90)	135	39

	Total costs and expenses	2,117	1,987	7,291	6,897

	Income (loss) from operations	117	(268)	(455)	(446)

	Other income (expense):

	Interest expense	(161)	(219)	(461)	(647)
	Gain on sale of product line	—	—	750	—
	Miscellaneous	45	55	148	195

	Total other income (expense)	(116)	(164)	437	(452)

	Net income (loss)	$1	$(432)	$(18)	$(898)

	Per share:

	Basic and diluted income (loss) per share	$00	$(.11)	$.00	$(.22)

See Accompanying Notes to Financial Statements.

LEE PHARMACEUTICALS

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months
	Ended June 30,
	2005	2004
Cash flows (used in) provided by operating activities:
Net income (loss)	$(18)	$(898)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	171	147
Amortization of intangibles	312	195
(Decrease) in deferred income	(142)	(195)
Gain on sale of product line	(750)	—
Gain on sale of equipment	(5)	—
Change in operating assets and liabilities:
Decrease in accounts receivable, net	353	330
Decrease (increase) in inventories	16	(169)
Decrease (Increase) in deposits	136	(16)
Decrease (increase) in other current assets	135	(27)
(Decrease) increase in accounts payable and accrued liabilities	(413)	286
Increase (decrease) in due to related parties	253	(112)
Net cash provided by (used in) operating activities	48	(459)

Cash flows from investing activities:
Additions to property, plant and equipment	(166)	(181)
Gain on sale of product line	750	—
Gain on sale of equipment	5	—
Acquisition of product brands	(95)	—
Net cash provided by (used in) investing activities	494	(181)

Cash flows from financing activities:
Proceeds from notes payable to related party	83	218
(Decrease) increase in notes payable, finance company	(456)	(39)
Proceeds from notes payable, other	—	550
(Payments on) notes payable, other	(193)	(84)
Increase (decrease) in bank overdraft	18	(3)
Net cash (used in) provided by financing activities	(548)	642

Net (decrease) increase in cash	(6)	2
Cash, beginning of period	28	16
Cash, end of period	$22	$18

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$342	$184
Taxes	$1	$1

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

The Company is involved in various matters involving environmental cleanup issues.  See “Item 2. Management’s Discussion and Analysis or Plan of Operations” and Note 13 of Notes to Financial Statements included in the Company’s Form 10-KSB for the fiscal year ended September 30, 2004.  The ultimate outcome of these matters cannot presently be determined.  Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  The Company’s proportionate share of the liabilities are recorded when environmental remediation and/or cleanups are probable, and the costs can be reasonably estimated.  As of June 30, 2005, no settlements have been reached.

Shipping and handling expenses are included in selling expenses.  Shipping expenses for the three and nine months are set forth below:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Labor and fringe benefits	$18,000	$19,000	$57,000	$62,000
Freight	83,000	89,000	336,000	308,000
Building rental	15,000	30,000	62,000	90,000
Utilities and supplies	3,000	5,000	9,000	14,000

Totals	$119,000	$143,000	$464,000	$474,000

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

2.               Continued existence:

The financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has an accumulated deficit of $10,476,000.  The Company’s recurring losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.  Management’s plans in regard to these matters are to increase profitability by increasing sales, control expenses and seek additional financing from outside lenders.  The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

5.               Impairment of intangible assets:

At June 30, 2005, the Company had $5.2 million of product line and certain identifiable intangibles.  In assessing the recoverability of these intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If the estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.  In connection with the adoption of SFAS 142 issued in July 2001, the Company performed an impairment assessment as of December 31, 2004 and June 30, 2005, using a twelve month moving average.  There was an impairment charge of $100,000 at December 31, 2004 and an impairment charge of $35,000 at June 30, 2005.

6.               Debt maturities schedule:

At June 30, 2005, the Company was committed to the following minimum principal payments:

Year ending	Notes payable	Related
September 30,	finance company	parties	Other	Total

2005	$640,000	$1,417,000	$443,000	$2,500,000
2006	130,000	120,000	2,800,000	3,050,000
2007	—	120,000	60,000	180,000
2008	—	120,000	60,000	180,000
2009	—	50,000	25,000	75,000
2010	—	1,052,000	—	1,052,000

Total	$770,000	$2,879,000	$3,388,000	$7,037,000

7.               Earnings (loss) per share:

The Company has a simple capital structure, and there were no changes under the SFAS 128 methodology to the previously reported earnings (loss) per share amounts for any of the fiscal years.  Basic earnings (loss) per share under SFAS 128 were computed using the weighted average number of shares outstanding of 4,135,162 for the three months and nine months ended June 30, 2005 and June 30, 2004.

8.               Other income:

For the nine months ended June 30, 2005, other income included realized gains of approximately $142,000 related to the sale of three product lines.  These realized gains pertain to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of these product lines.  Also included is $5,000 arising from the sale of equipment retired in prior years.  For the nine months ended June 30, 2004, other income consisted of realized gains as described above of $195,000.

For the three months ended June 30, 2005, other income included realized gains of approximately $45,000 related to the sale of the three product lines as described above.  For the three months ended June 30, 2004, other income included approximately $55,000 of realized gains as described above.

9.               Income taxes:

At September 30, 2004, the Company has a Federal net operating loss (NOL) carry forward of approximately $14,775,000 for which it has recorded a valuation allowance for the entire NOL.

The expiration dates of the Company’s Federal net operating loss carryforwards are:

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

Material Changes in Results of Operations

Three Months Ended June 30, 2005, and June 30, 2004

Gross revenues for the three months ended June 30, 2005, were $2,327,000, an increase of approximately $517,000, or 29%, from the comparable three months ended June 30, 2004.  The Company reported increased sales volume in several product line categories.  Specifically, the Lee® Lip-Ex® product line increased $246,000, while increases were also reported in depilatories ($88,000), private label products ($74,000), personal care items ($72,000), over-the-counter (OTC) products ($12,000) and exports ($64,000).  Offsetting these increases were decreases in dental products ($45,000) and the Lee Nails® category ($3,000).

Net revenues increased approximately $515,000, or 30%, for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.  The increase was due primarily to the factors mentioned above.  In addition, the Company’s income from the service agreement with Monticello Drug Company increased $23,000, while sales returns increased $16,000, or 14%, and cash discounts increased $9,000, or 47%.

The cost of sales line item consists of material (including a provision for obsolete inventory if required), direct and indirect labor (and related fringe benefits) and related manufacturing overhead expenses.  It also includes purchasing, receiving, inspection (quality control functions), warehousing costs and inbound freight.

The cost of sales as a percentage of gross revenues was 54% for the three months ended June 30, 2005, as well as for the three months ended June 30, 2004.

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

Selling and advertising expenses decreased $210,000, or 27%, when comparing the three months ended June 30, 2005 with the three months ended June 30, 2004.  Included in selling and advertising are shipping and handling expenses of $119,000 for the three months ended June 30, 2005 and $143,000 for the three months ended June 30, 2004.  The $210,000 decrease in expenses was primarily due to: (1) lower advertising costs ($76,000), (2) lower convention expense ($43,000), (3) lower salary and related fringe benefits ($43,000), (4) lower shipping and handling expenses mentioned above ($26,000), (5) lower product liability premiums ($15,000) and (6) lower royalty expenses ($13,000).  Offsetting these decreases was an increase in amortization expense of $21,000.

General and administrative expenses include executive and clerical salaries (and related fringe benefits), auditing and legal expenses, Management Information System expenses and shareholder costs.

General and administrative expenses decreased $74,000, or 23%, when comparing the three months ended June 30, 2005, with the three months ended June 30, 2004.  The decrease was primarily due to: (1) lower salary and related fringe benefit costs ($50,000), (2) lower costs for supplies ($14,000), (3) lower dues and subscriptions ($10,000), (4) lower MIS (Management Information Systems) consulting fees ($9,000) and (5) lower auditing fees ($3,000).  Offsetting these decreases was an increase in legal fees of ($14,000).

An impairment charge of $35,000 was made in the three months ended June 30, 2005.  During the three months ended June 30, 2004, the Company made a $90,000 adjustment to an impairment charge made in March 2004, which had been overstated due to the incorrect application of an impairment formula.

Other expense was approximately $116,000 for the three months ended June 30, 2005, as compared to other expense of $164,000 for the comparable three months ended June 30, 2004.  Interest expense for the three months ended June 30, 2005 was $161,000, a decrease of $58,000, or 26%, when comparing the three months ended June 30, 2005, with the three months ended June 30, 2004.  The primary reason for this decrease was that in September 2004, the Company reached an agreement with a non-related party to consolidate eleven (11) of its notes payable and related unpaid interest totaling $2,176,000 with interest rates from 20% to 24% into one new note.  The interest rate on the new note is the one month LIBOR (London Interbank Offered Rate) rate.  The LIBOR rate at June 30, 2005 was 3.08%.  Also included in other income is $45,000 pertaining to realized gains related to the sale of the Klutch® product line ($3,000), the sale of the Astring-o-Sol® product line ($10,000) and the sale of the iodex® product line ($32,000).  The realized gains pertain to the recognition of the earned portion of the deferred income of the consulting agreements arising from the sale of these product lines.

Other expense for the three months ended June 30, 2004, included interest expense of approximately $219,000 and other income of approximately $55,000 which pertains to realized gains related to the sale of the Klutch® product line ($13,000), the sale of the Astring-o-Sol® product line ($10,000) and the sale of the iodex® product line ($32,000).

Material Changes in Results of Operations

Nine Months Ended June 30, 2005, and June 30, 2004

Gross revenues for the nine months ended June 30, 2005, were $7,128,000, a decrease of $55,000, or 1%, from the comparable nine months ended June 30, 2004.  The decrease was due to lower sales in over-the-counter products ($523,000), dental products ($87,000), private label items ($71,000) and personal care products ($60,000).  Offsetting these decreases was an increase of $686,000 in the Lee® Lip-Ex® category.

Net revenues increased approximately $385,000, or 6%, for the nine months ended June 30, 2005, as compared to the nine months ended June 30, 2004.  The increase in net revenues was due to the modest decline in gross revenues mentioned above, with a $439,000 decline in sales returns. The Company experienced fewer returns of their SKU’s (stock keeping units) at the retail store level during the nine months ended June 30, 2005.  In addition, the Company increased its allowance for sales returns by $272,000 during the nine months ended June 30, 2004, with no corresponding adjustment for the nine months ended June 30, 2005.

Cost of sales as a percentage of gross revenues was 61% for the nine months ended June 30, 2005, compared to 52% for the nine months ended June 30, 2004.  The continued change in the product mix to higher cost of goods products resulted in lower gross margins on sales of these products.  For the nine months ended June 30, 2005, gross revenues of product categories with low gross margins represented approximately 48% of the Company’s total gross revenues.  For the nine months ended June 30, 2004, gross revenues of product categories with low gross margins represented approximately 36% of the Company’s total gross revenues.  In addition, the Company increased its inventory obsolescence reserve $266,000 during the nine months ended June 30, 2005, as compared to $156,000 in the corresponding period of 2004, and incurred increased expenses in: (1) depreciation ($32,000), (2) workers’ compensation insurance premiums ($13,000) and (3) increased labor and related fringe benefits ($12,000).  Offsetting these increases was a decrease in analytical testing costs of $105,000.

Selling and advertising expenses decreased $85,000, or 4%, when comparing the nine months ended June 30, 2005 with the nine months ended June 30, 2004.  Included in selling and advertising are shipping and handling charges of $464,000 for the nine months ended June 30, 2005 and $474,000 for the nine months ended June 30, 2004.  The lower expenses of $85,000 consisted of: (1) lower labor and related fringe benefits ($82,000), (2) lower convention costs ($41,000),  (3) lower product liability insurance premiums ($38,000), (4) lower royalty expenses ($35,000) and (5) lower shipping and handling charges ($10,000).  Somewhat offsetting these decreases was an increase of $99,000 in advertising costs and an increase in the allowance for bad debts ($18,000).

General and administrative expenses decreased $191,000, or 20%, when comparing the nine months ended June 30, 2005, with the nine months ended June 30, 2004.  The decrease was primarily due to: (1) lower salaries and fringe benefits ($139,000), (2) lower MIS consulting fees ($46,000), (3) lower auditing fees ($23,000), (4) lower dues, subscription fees ($11,000) and (5) lower supply expenses ($9,000).  Offsetting these decreases were: (1) higher legal fees ($35,000) and higher travel and entertainment expenses ($6,000).

An intangible impairment charge of $135,000 was recorded for the nine months ended June 30, 2005, as compared to a $39,000 charge for the nine months ended June 30, 2004.

For the nine months ended June 30, 2005, the Company realized other income of $437,000, as compared to other expense of $452,000 for the nine months ended June 30, 2004.  The primary reason for this difference is a $750,000 gain from the sale of the Nose Better® product line in October 2004 (fiscal 2005).  Interest expense for the nine months ended June 30, 2005 was $461,000, a decrease of $186,000, or 29%, when comparing the nine months ended June 30, 2005 with the nine months ended June 30, 2004.  The primary reason for this decrease is the same as outlined above for the three months period.  Also included for the nine months ended June 30, 2005 is $148,000 pertaining to the realized gains related to the sale of the Klutch® product line ($15,000), the sale of the Astring-o-Sol® product line ($32,000), the sale of the iodex® product line ($96,000) and $5,000 arising from the sale of some equipment retired in prior years.

Other expense for the nine months ended June 30, 2004 included interest expense of $647,000 and other income of $195,000 related to the sale of the Klutch® product line ($67,000), the sale of the Astring-o-Sol® product line ($32,000) and the sale of the iodex® product line ($96,000).

Liquidity and Capital Resources

At June 30, 2005, working capital was a negative $6,231,000, as compared with a negative $3,519,000 as of September 30, 2004.  The ratio of current assets to current liabilities was 0.3 to 1 at June 30, 2005 and 0.5 to 1 at September 30, 2004.  The increase in current liabilities was principally due to the maturity date of certain long-term liabilities becoming current in December 2004.

The Company has an accumulated deficit of $10,476,000.  Past recurring losses and inability to generate sufficient cash flow from normal operations to meet its obligations as they become due, raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue in existence is dependent upon future developments, including retaining current financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

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

In comparing the nine months ended June 30, 2005 and June 30, 2004, the number of days’ sales were in average accounts receivable was 28 days versus 15 days.  Due to the anticipation of a price increase, many customers were doing some hedge buying, which distorted the number of average days’ sales would normally be in accounts receivable.  Also, in June 2004, the allowance for returned goods was increased in anticipation of large returns from a customer.  This caused the net receivables at June 30, 2004 to be lower than normal.

It should be noted that included in the Company’s total liabilities of $11,267,000, the Lee family affiliates constitute $4,551,000, environmental $740,000 (subject to negotiation) and deferred income $167,000, for a total of $5,458,000, which represents 48% of the total liabilities.  This liability gives the Company a certain amount of latitude as to when payment of principal and/or interest are made.

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

As of June 30, 2005, no settlements have been reached.  The total amount expensed in prior years relating to this environmental issue is $860,000.  As of June 30, 2005, no additional amounts have been expensed or accrued.  The Company has an accrued liability on the books at June 30, 2005 of $740,000 for the environmental cleanup.

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

Item 3.                                    Defaults Upon Senior Securities

The Company has failed to make principal and interest payments on certain loans.  The total arrearage is principal of $1,622,000 plus interest of $1,185,000, an aggregate of $2,807,000, of which $2,113,000 is due to related parties and $694,000 to non-related parties.

Item 6.                                    Exhibits and Reports on Form 8-K:

The following exhibits are filed herewith:

10.1	-	Promissory note which was amended (modified) in July 2005, evidencing advance made to the Registrant

10.2	-	Secured promissory note dated May 27, 2005, between Lee Pharmaceuticals and Preferred Business Credit, Inc.

10.3	-	Secured promissory note dated May 27, 2005, between Lee Pharmaceuticals and Preferred Business Credit, Inc.

31.1	-	Certification by Chief Executive Officer and Chief Financial Officer

32.1	-	Section 1350 Certification

The following exhibits have previously been filed by the Company:

3.1	-	Articles of Incorporation, as amended (1)

3.4	-	By-laws, as amended December 20, 1977 (2)

3.5	-	Amendment of By-laws effective March 14, 1978 (2)

3.6	-	Amendment to By-laws effective November 1, 1980 (3)

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

LEE PHARMACEUTICALS
(Registrant)

Date:	AUGUST 5, 2005	RONALD G. LEE
Ronald G. Lee
Chairman of the Board, President and
Chief Financial and Accounting Officer